Form 10-Q
period 2015-06-30
Talen Energy Corp; TALEN ENERGY SUPPLY, LLC
filed 2015-08-12
CIK 1622536, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-37388	Talen Energy Corporation (Exact name of Registrant as specified in its charter) (Delaware) 835 Hamilton Street Suite 150 Allentown, PA 18101-1179 (888) 211-6011	47-1197305
1-32944
Talen Energy Supply, LLC
(Exact name of Registrant as specified in its charter)
(Delaware)
835 Hamilton Street Suite 150
Allentown, PA  18101-1179
(888) 211-6011

(Formerly known as PPL Energy Supply, LLC, and formerly located at Two North Ninth Street, Allentown, PA 18101-1179)
23-3074920

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Talen Energy Corporation	Yes	No X
Talen Energy Supply, LLC	Yes X	No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Talen Energy Corporation	Yes X	No
Talen Energy Supply, LLC	Yes X	No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Talen Energy Corporation	[ ]	[ ]	[ X ]	[ ]
Talen Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Talen Energy Corporation	Yes	No X
Talen Energy Supply, LLC	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Talen Energy Corporation	Common stock, $0.001 par value, 128,508,921 shares outstanding at July 31, 2015.

Talen Energy Supply, LLC	Talen Energy Corporation indirectly holds all of the membership interests in Talen Energy Supply, LLC.

This document is available free of charge in the Investors & Media section of Talen Energy Corporation's website at www.talenenergy.com. However, information on such website does not constitute a part of this Form 10-Q.

TALEN ENERGY CORPORATION
TALEN ENERGY SUPPLY, LLC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

This combined Quarterly Report on Form 10-Q is separately filed by the following registrants in their individual capacity: Talen Energy Corporation and Talen Energy Supply, LLC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf, and neither registrant makes any representation as to information relating to the other registrant except that information relating to Talen Energy Supply, LLC and its subsidiaries is also attributed to Talen Energy Corporation and information relating to the subsidiaries of Talen Energy Supply, LLC is also attributed to Talen Energy Supply, LLC.

As Talen Energy Corporation is substantially comprised of Talen Energy Supply, LLC and its subsidiaries, most disclosures refer to Talen Energy which refers collectively to Talen Energy Corporation and Talen Energy Supply, LLC. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis. When identification of a particular entity is considered important to understanding the matter being disclosed, the specific entity’s name is used, in particular, for those few disclosures that apply only to Talen Energy Corporation. References, individually, to Talen Energy Corporation and Talen Energy Supply, LLC are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such registrant's financial results in accordance with GAAP. However, specific references to Talen Energy Supply, LLC also apply to Talen Energy Corporation through consolidation.

EXPLANATORY NOTE

In June 2014, PPL and Talen Energy Supply executed definitive agreements with the Riverstone Holders to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy Corporation. On June 1, 2015, PPL completed the spinoff to PPL shareowners of a newly formed entity, Talen Energy Holdings, Inc. (Holdco), which at such time owned all of the membership interests of Talen Energy Supply and all of the common stock of Talen Energy Corporation. Immediately following the spinoff, Holdco merged with a special purpose subsidiary of Talen Energy Corporation, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy Corporation and the sole owner of Talen Energy Supply. PPL does not have an ownership interest in Talen Energy Corporation after completion of the spinoff. Substantially contemporaneous with the spinoff and merger, RJS Power was contributed by the Riverstone Holders to become a subsidiary of Talen Energy Supply (referred to as the "combination" or the "acquisition"). Subsequent to the acquisition, RJS Power was merged into Talen Energy Supply. Talen Energy has treated the combination with RJS Power as an acquisition, with Talen Energy Supply considered the accounting acquirer, in accordance with business combination accounting guidance. See Notes 1 and 7 to the Financial Statements for additional information on the spinoff and acquisition.

Talen Energy Corporation's obligation to report under the Securities and Exchange Act of 1934, as amended, commenced on May 1, 2015, the date Talen Energy Corporation's Registration Statement on Form S-1 was declared effective by the SEC. Talen Energy Supply is a separate registrant and considered the predecessor of Talen Energy Corporation, therefore, the financial information prior to June 1, 2015 presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and six months of legacy Talen Energy Supply information consolidated with one month of RJS information from June 1, 2015, while the 2014 periods represent only legacy Talen Energy Supply information.

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Talen Energy and its subsidiaries

Holdco - Talen Energy Holdings, Inc., a Delaware Corporation, which was formed for the purposes of the spinoff transaction.

Jade - Jade Power Generation Holdings LLC, a subsidiary of Talen Energy Supply that owns generating operations in Texas.

Raven - Raven Power Generation Holdings LLC, a subsidiary of Talen Energy Supply that owns generating operations in Maryland.

RJS - Raven, Jade and Sapphire, collectively.

RJS Power - RJS Generation Holdings LLC, a Delaware limited liability company and former parent of RJS that was contributed by the Riverstone Holders to Talen Energy on June 1, 2015 in exchange for 35% of Talen Energy Corporation's common stock. Following the contribution, RJS Power was merged into Talen Energy Supply.

Sapphire - Sapphire Power Generation Holdings LLC, a subsidiary of Talen Energy Supply that owns generating operations in Massachusetts, New Jersey and Pennsylvania.

Susquehanna Nuclear - Susquehanna Nuclear, LLC, formerly PPL Susquehanna, LLC, a subsidiary of Talen Generation that owns a nuclear-powered generating station in Pennsylvania.

Talen Energy - Talen Energy Corporation and Talen Energy Supply, LLC, collectively.

Talen Energy Corporation - a holding company formed to be the publicly traded company and owner of Talen Energy Supply as a result of the spinoff from PPL.

Talen Energy Supply - Talen Energy Supply, LLC, formerly PPL Energy Supply, LLC, a subsidiary of Talen Energy Corporation and the parent company of Talen Generation, Talen Energy Marketing, RJS and other subsidiaries.

Talen Energy Marketing - Talen Energy Marketing, LLC, formerly PPL EnergyPlus, LLC, a subsidiary of Talen Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in competitive markets.

Talen Generation - Talen Generation, LLC, formerly PPL Generation, LLC, a subsidiary of Talen Energy Supply that owns and operates generating facilities through various subsidiaries primarily in Pennsylvania.

Talen Montana - Talen Montana, LLC, formerly PPL Montana, LLC, an indirect subsidiary of Talen Generation that owns generating operations in Montana.

Other terms and abbreviations

2015 Prospectus - the prospectus filed with the SEC pursuant to Rule 424(b)(3) by Talen Energy Corporation (Registration No. 333-199888) on May 1, 2015.

Adjusted EBITDA - EBITDA, as further adjusted for certain items, including unrealized (gain) loss on derivative contracts, ARO accretion, stock-based compensation, NDT fund (gain) loss and other items not considered indicative of ongoing operating performance.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or time periods.

CCR(s) - Coal Combustion Residual(s). CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COBRA - Consolidated Omnibus Budget Reconciliation Act, which provides individuals the option to temporarily continue employer group health insurance coverage after termination of employment.

CRRs - congestion revenue rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations, known as source and sink.

CSAPR - Cross-State Air Pollution Rule.

DOJ - Department of Justice, a U.S. government agency.

DR - demand response, a program designed to induce, through the use of incentive payments, retail electricity consumers to lower electricity use at times of high wholesale market prices or when system reliability is jeopardized.

EBITDA - net income adjusted for depreciation, amortization, interest expense and income taxes.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

ERCOT - the Electric Reliability Council of Texas, operator of the electricity transmission network and electricity energy market in most of Texas.

FERC - Federal Energy Regulatory Commission, the U.S. federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc., a credit rating agency.

FTRs - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations, known as source and sink.

GAAP - Generally Accepted Accounting Principles in the U.S.

GHG - greenhouse gas(es).

IBEW - International Brotherhood of Electrical Workers

Ironwood Facility - a natural gas combined-cycle unit in Lebanon, Pennsylvania with a summer rating of approximately 660 MWs.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

MATS - Mercury and Air Toxics Standards.

MDE - Maryland Department of Environment.

MDEQ - Montana Department of Environmental Quality.

MEIC - Montana Environmental Information Center.

MMBtu - One million British Thermal Units.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NAAQS - National Ambient Air Quality Standard.

NDT - Susquehanna Nuclear's plant decommissioning trust.

NERC - North American Electric Reliability Corporation.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules. Derivatives that qualify for this exception may receive accrual accounting treatment.

NRC - Nuclear Regulatory Commission, the U.S. government agency that regulates nuclear power facilities.

OCI - other comprehensive income or loss.

Opacity - the degree to which emissions reduce the transmission of light and obscure the view of an object in the background. There are emission regulations that limit the opacity of power plant stack gas emissions.

PADEP - the Pennsylvania Department of Environmental Protection, a state government agency.

PJM - PJM Interconnection, L.L.C., operator of the electricity transmission network and electricity market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply within its delivery area to retail customers who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PPL - PPL Corporation, the former indirect parent holding company of all Talen Energy companies except for RJS.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL and former affiliate of Talen Energy engaged in the regulated transmission and distribution of electricity in its Pennsylvania service area and that provides electricity supply to its retail customers in this area as a PLR.

PPL Services - PPL Services Corporation, a subsidiary of PPL and former affiliate of Talen Energy that provides services to Talen Energy.

PUCT - Public Utility Commission of Texas, the state agency that represents and protects the public interests in regard to public utility rates, operations and services and provides oversight of competitive markets and compliance enforcement of statues and rules for the electric and telecommunication industries in Texas.

RCRA - Resource Conservation and Recovery Act of 1976.

RECs - Renewable Energy Credits.

Regional Haze Program - the EPA program that requires states to develop and implement air quality protection plans to reduce pollution that causes visibility impairment in national parks and wilderness areas.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company.

Riverstone Holders - Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC, affiliates of Riverstone that formerly owned RJS Power and contributed RJS Power to Talen Energy on June 1, 2015 in exchange for 35% of Talen Energy Corporation's common stock.

RTO - Regional Transmission Organization.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting. It also requires an independent auditor to make its own assessment.

Scrubber - an air pollution control device that can remove particulates and/or gases (primarily sulfur dioxide) from exhaust gases.

SEC - the U.S. Securities and Exchange Commission, a U.S. government agency primarily responsible for protecting investors and maintaining the integrity of the securities markets.

SIFMA Index - the Securities Industry and Financial Markets Association Municipal Swap Index.

Spark Spread - a measure of gross margin representing the price of power on a per MWh basis less the equivalent measure of the natural gas cost to produce that power. This measure is used to describe the gross margin of Talen Energy's competitive natural gas-fired generating fleet. This term is also used to describe a derivative contract in which Talen Energy subsidiaries sell power and buy natural gas on a forward basis in the same contract.

Superfund - federal environmental statute that addresses remediation of contaminated sites; states also have similar statutes.

Tolling agreement - agreement whereby the owner of an electricity generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

Treasury Stock Method - A method applied to calculate diluted EPS that assumes any proceeds that could be obtained upon exercise of options and warrants (and their equivalents) would be used to purchase common stock at the average market price during the relevant period.

TSA - as applicable, the Transition Services Agreement, dated June 1, 2015, by and between PPL and Talen Energy Supply and the Transition Services Agreement, dated May 4, 2015, by and between Talen Energy Supply and Topaz Power Management, LP.

VaR - value-at-risk, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.

Volumetric risk - the risk that the actual load volumes provided under full-requirement sales contracts could vary significantly from forecasted volumes.

v

(THIS PAGE LEFT BLANK INTENTIONALLY)

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although Talen Energy believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" in this Form 10-Q and "Risk Factors" in the 2015 Prospectus and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;

•	weather conditions affecting generation, customer energy use and operating costs and revenues;

•	operation, availability and operating costs of existing generation facilities;

•	the duration of and cost, including lost revenue, associated with scheduled and unscheduled outages at our generating facilities;

•	expansion of alternative sources of electricity generation;

•	investor perceptions of Talen Energy and the industry and markets in which Talen Energy operates;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	collective labor bargaining negotiations;

•	the outcome of litigation against Talen Energy and its subsidiaries;

•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;

•	the commitments and liabilities of Talen Energy and its subsidiaries;

•	volatility in market demand and prices for energy, capacity, transmission services, emission allowances and RECs;

•	competition in retail and wholesale power and natural gas markets;

•	sufficient liquidity in wholesale power markets to hedge Talen Energy's portfolio of assets efficiently and effectively;

•	defaults by counterparties under energy, fuel or other power product contracts;

•	market prices of commodity inputs for ongoing capital expenditures;

•	the effectiveness of our risk management techniques, including hedging, with respect to electricity and fuel prices, interest rates and counterparty credit and non-performance risks;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	stock price performance of Talen Energy Corporation common stock;

•
volatility in the fair value of debt and equity securities and its impact on the value of assets in the NDT funds and in defined benefit plans, and the potential cash funding requirements if fair value declines;

•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities and interest payable on certain debt securities;

•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;

•	the effect on Talen Energy's operations and ability to comply with new statutory and regulatory requirements related to derivative financial instruments;

•	Talen Energy's ability to attract and retain qualified employees;

•	new accounting requirements or new interpretations or applications of existing requirements;

•	changes in securities and credit ratings;

•	Talen Energy's ability to successfully integrate the RJS Power businesses and to achieve anticipated synergies and cost savings as a result of the spinoff transaction and combination with RJS Power;

•
current and future environmental conditions, regulations and other requirements (including laws or regulations to reduce emissions of "greenhouse" gases or the physical effects of climate change) and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;

•	changes in political, regulatory or economic conditions in states, regions or countries where Talen Energy or its subsidiaries conduct business;

•	receipt of necessary governmental permits, and approvals;

•	new state, federal or foreign legislation or regulatory developments;

•	the impact of any state, federal or foreign investigations applicable to Talen Energy and its subsidiaries and the energy industry;

•	the effect of any business or industry restructuring;

•	development of new projects, markets and technologies;

•	performance of new ventures; and

•
business dispositions or acquisitions, and our ability to realize expected benefits from such business transactions including the pending acquisition of MACH Gen, LLC and/or dispositions required as a condition to regulatory approval of the combination with RJS Power.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of Talen Energy on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for Talen Energy to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and Talen Energy undertakes no obligation to update the information contained in such statement to reflect subsequent developments or information.

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Except Share Data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues
Wholesale energy	$673	$551	$1,195	$(906)
Wholesale energy to affiliate	5	21	14	48
Retail energy	243	280	554	630
Energy-related businesses	144	155	248	280
Total Operating Revenues	1,065	1,007	2,011	52
Operating Expenses
Operation
Fuel	200	259	551	741
Energy purchases	289	203	290	(1,601)
Other operation and maintenance	305	285	531	514
Depreciation	87	76	164	151
Taxes, other than income	15	13	30	31
Energy-related businesses	135	155	233	279
Total Operating Expenses	1,031	991	1,799	115
Operating Income (Loss)	34	16	212	(63)
Other Income (Expense) - net	3	7	10	13
Interest Expense	55	32	91	64
Income (Loss) from Continuing Operations Before Income Taxes	(18)	(9)	131	(114)
Income Taxes	(43)	(11)	10	(58)
Income (Loss) from Continuing Operations After Income Taxes	25	2	121	(56)
Income (Loss) from Discontinued Operations (net of income taxes)	1	11	1	3
Net Income (Loss)	$26	$13	$122	$(53)

Earnings Per Share of Common Stock:
Basic:
Income (Loss) from continuing operations after income taxes	$0.25	$0.03	$1.33	$(0.67)
Income (Loss) from discontinued operations (net of income taxes)	0.01	0.13	0.01	0.04
Net Income (Loss)	$0.26	$0.16	$1.34	$(0.63)
Diluted:
Income (Loss) from continuing operations	$0.25	$0.03	$1.33	$(0.67)
Income (Loss) from discontinued operations (net of income taxes)	0.01	0.13	0.01	0.04
Net Income (Loss)	$0.26	$0.16	$1.34	$(0.63)

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	98,354	83,524	90,980	83,524
Diluted	98,376	83,524	91,002	83,524

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$26	$13	$122	$(53)
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of $5, ($15), ($1), ($21)	(4)	14	1	19
Defined benefit plans:
Prior service costs, net of tax of $2, $0, $2, $0	(3)	—	(3)	—
Net actuarial gain, net of tax of ($30), $0, ($30), $0	46	—	46	—
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $1, $2, $2	(1)	(1)	(2)	(2)
Qualifying derivatives, net of tax of $4, $5, $7, $9	(6)	(8)	(10)	(13)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, ($1)	(1)	—	(1)	1
Net actuarial loss, net of tax of ($3), ($1), ($6), ($2)	5	2	9	3
Total other comprehensive income (loss)	36	7	40	8
Comprehensive income (loss)	$62	$20	$162	$(45)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$122	$(53)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	164	162
Amortization	93	77
Defined benefit plans - expense	23	32
Deferred income taxes and investment tax credits	(46)	(120)
Impairment of assets	3	18
Unrealized (gains) losses on derivatives, and other hedging activities	(40)	232
Other	41	10
Change in current assets and current liabilities
Accounts receivable	50	25
Accounts payable	(135)	(55)
Unbilled revenues	80	67
Fuel, materials and supplies	33	9
Prepayments	37	(16)
Counterparty collateral	36	(15)
Price risk management assets and liabilities	(1)	(33)
Other	(34)	(29)
Other operating activities
Defined benefit plans - funding	(74)	(32)
Other assets	2	(1)
Other liabilities	1	12
Net cash provided by operating activities	355	290
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(179)	(176)
Expenditures for intangible assets	(19)	(24)
Purchases of nuclear plant decommissioning trust investments	(108)	(73)
Proceeds from the sale of nuclear plant decommissioning trust investments	100	65
Proceeds from the receipt of grants	—	56
Net (increase) decrease in restricted cash and cash equivalents	67	(258)
Other investing activities	12	7
Net cash provided by (used in) investing activities	(127)	(403)
Cash Flows from Financing Activities
Issuance of long-term debt	600	—
Contributions from member	82	730
Distributions to member	(214)	(914)
Net increase (decrease) in short-term debt	(668)	324
Other financing activities	(28)	(2)
Net cash provided by (used in) financing activities	(228)	138
Net Increase (Decrease) in Cash and Cash Equivalents	—	25
Cash and Cash Equivalents at Beginning of Period	352	239
Cash and Cash Equivalents at End of Period	$352	$264

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$352	$352
Restricted cash and cash equivalents	109	176
Accounts receivable (less reserve: 2015, $2; 2014, $2)
Customer	241	186
Other	56	103
Accounts receivable from affiliates	—	36
Unbilled revenues	138	218
Fuel, materials and supplies	481	455
Prepayments	38	70
Price risk management assets	803	1,079
Assets of discontinued operations	394	—
Other current assets	9	26
Total Current Assets	2,621	2,701
Investments
Nuclear plant decommissioning trust funds	958	950
Other investments	27	30
Total Investments	985	980
Property, Plant and Equipment
Generation	13,170	11,318
Nuclear fuel	652	624
Other	315	293
Less: accumulated depreciation	6,348	6,242
Property, plant and equipment, net	7,789	5,993
Construction work in progress	374	443
Total Property, Plant and Equipment, net	8,163	6,436
Other Noncurrent Assets
Goodwill	470	72
Other intangibles	304	257
Price risk management assets	232	239
Other noncurrent assets	87	75
Total Other Noncurrent Assets	1,093	643
Total Assets	$12,862	$10,760

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	June 30,	December 31,
	2015	2014
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$630
Long-term debt due within one year	884	535
Accounts payable	281	361
Accounts payable to affiliates	—	50
Taxes	39	28
Interest	49	16
Price risk management liabilities	761	1,024
Liabilities of discontinued operations	18	—
Other current liabilities	264	246
Total Current Liabilities	2,296	2,890
Long-term Debt	3,175	1,683
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,483	1,223
Investment tax credits	26	27
Price risk management liabilities	199	193
Accrued pension obligations	247	299
Asset retirement obligations	474	415
Other deferred credits and noncurrent liabilities	136	123
Total Deferred Credits and Other Noncurrent Liabilities	2,565	2,280
Commitments and Contingent Liabilities (Note 10)
Equity
Predecessor Member's Equity (a)	—	3,930
Common Stock - $0.001 par value (b)	—	—
Additional paid-in capital	4,719	—
Earnings reinvested	90	—
Accumulated other comprehensive income (loss)	17	(23)
Total Equity	4,826	3,907
Total Liabilities and Equity	$12,862	$10,760

(a)
Represents Talen Energy Supply's predecessor member's equity prior to the June 1, 2015 spinoff transaction. Upon completion of the spinoff, the predecessor member's equity was transferred to Talen Energy Corporation's additional paid-in capital. See Note 1 for additional information on the spinoff.

(b)	1,000,000 shares authorized; 128,509 shares issued and outstanding at June 30, 2015.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares (a)	Common stock	Additional paid-in capital	Earnings reinvested	AOCI	Predecessor Member's Equity (b)	Total
December 31, 2014	—	$—	$—	$—	$(23)	$3,930	$3,907
Net income from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	32	32
Net income from June 1, 2015 to June 30, 2015	—	—	—	90	—	—	90
Other comprehensive income (loss)	—	—	—	—	40	—	40
Distributions to predecessor member from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	(396)	(396)
Contributions from predecessor member from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	250	250
Common stock issued for acquisition of RJS Power	44,975	—	902	—	—	—	902
Stock issuance	10	—	—	—	—	—	—
Stock issuance expense	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	2	—	—	—	2
Consummation of spinoff transaction (c)	83,524	—	3,816	—	—	(3,816)	—
June 30, 2015	128,509	$—	$4,719	$90	$17	$—	$4,826

December 31, 2013 (b)	—	$—	$—	$—	$77	$4,721	$4,798
Net income (loss)	—	—	—	—	—	(53)	(53)
Other comprehensive income (loss)	—	—	—	—	8	—	8
Distributions to member	—	—	—	—	—	(914)	(914)
Contributions from member	—	—	—	—		730	730
June 30, 2014 (b)	—	$—	$—	$—	$85	$4,484	$4,569

(a)	Shares in thousands. Each share entitles the holder to one vote on any questions presented at any stockholders' meeting.

(b)	Represents Talen Energy Supply's predecessor member's equity balance and activity prior to the June 1, 2015 spinoff transaction.

(c)
Upon consummation of the spinoff on June 1, 2015, Talen Energy Supply's predecessor member's equity balance was transferred to Talen Energy Corporation's "Additional paid-in capital." See Note 1 for additional information on the spinoff.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues
Wholesale energy	$673	$551	$1,195	$(906)
Wholesale energy to affiliate	5	21	14	48
Retail energy	243	280	554	630
Energy-related businesses	144	155	248	280
Total Operating Revenues	1,065	1,007	2,011	52
Operating Expenses
Operation
Fuel	200	259	551	741
Energy purchases	289	203	290	(1,601)
Other operation and maintenance	305	285	531	514
Depreciation	87	76	164	151
Taxes, other than income	15	13	30	31
Energy-related businesses	135	155	233	279
Total Operating Expenses	1,031	991	1,799	115
Operating Income (Loss)	34	16	212	(63)
Other Income (Expense) - net	3	7	10	13
Interest Expense	55	32	91	64
Income (Loss) from Continuing Operations Before Income Taxes	(18)	(9)	131	(114)
Income Taxes	(43)	(11)	10	(58)
Income (Loss) from Continuing Operations After Income Taxes	25	2	121	(56)
Income (Loss) from Discontinued Operations (net of income taxes)	1	11	1	3
Net Income (Loss)	$26	$13	$122	$(53)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$26	$13	$122	$(53)
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of $5, ($15), ($1), ($21)	(4)	14	1	19
Defined benefit plans:
Prior service costs, net of tax of $2, $0, $2, $0	(3)	—	(3)	—
Net actuarial gain, net of tax of ($30), $0, ($30), $0	46	—	46	—
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $1, $2, $2	(1)	(1)	(2)	(2)
Qualifying derivatives, net of tax of $4, $5, $7, $9	(6)	(8)	(10)	(13)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, ($1)	(1)	—	(1)	1
Net actuarial loss, net of tax of ($3), ($1), ($6), ($2)	5	2	9	3
Total other comprehensive income (loss)	36	7	40	8
Comprehensive income (loss)	$62	$20	$162	$(45)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$122	$(53)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	164	162
Amortization	93	77
Defined benefit plans - expense	23	32
Deferred income taxes and investment tax credits	(46)	(120)
Impairment of assets	3	18
Unrealized (gains) losses on derivatives, and other hedging activities	(40)	232
Other	41	10
Change in current assets and current liabilities
Accounts receivable	50	25
Accounts payable	(135)	(55)
Unbilled revenues	80	67
Fuel, materials and supplies	33	9
Prepayments	37	(16)
Counterparty collateral	36	(15)
Price risk management assets and liabilities	(1)	(33)
Other	(34)	(29)
Other operating activities
Defined benefit plans - funding	(74)	(32)
Other assets	2	(1)
Other liabilities	1	12
Net cash provided by operating activities	355	290
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(179)	(176)
Expenditures for intangible assets	(19)	(24)
Purchases of nuclear plant decommissioning trust investments	(108)	(73)
Proceeds from the sale of nuclear plant decommissioning trust investments	100	65
Proceeds from the receipt of grants	—	56
Net (increase) decrease in restricted cash and cash equivalents	67	(258)
Other investing activities	12	7
Net cash provided by (used in) investing activities	(127)	(403)
Cash Flows from Financing Activities
Issuance of long-term debt	600	—
Contributions from member	82	730
Distributions to member	(215)	(914)
Net increase (decrease) in short-term debt	(668)	324
Other financing activities	(27)	(2)
Net cash provided by (used in) financing activities	(228)	138
Net Increase (Decrease) in Cash and Cash Equivalents	—	25
Cash and Cash Equivalents at Beginning of Period	352	239
Cash and Cash Equivalents at End of Period	$352	$264

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$352	$352
Restricted cash and cash equivalents	109	176
Accounts receivable (less reserve: 2015, $2; 2014, $2)
Customer	241	186
Other	56	103
Accounts receivable from affiliates	—	36
Unbilled revenues	138	218
Fuel, materials and supplies	481	455
Prepayments	38	70
Price risk management assets	803	1,079
Assets of discontinued operations	394	—
Other current assets	9	26
Total Current Assets	2,621	2,701
Investments
Nuclear plant decommissioning trust funds	958	950
Other investments	27	30
Total Investments	985	980
Property, Plant and Equipment
Generation	13,170	11,318
Nuclear fuel	652	624
Other	315	293
Less: accumulated depreciation	6,348	6,242
Property, plant and equipment, net	7,789	5,993
Construction work in progress	374	443
Total Property, Plant and Equipment, net	8,163	6,436
Other Noncurrent Assets
Goodwill	470	72
Other intangibles	304	257
Price risk management assets	232	239
Other noncurrent assets	87	75
Total Other Noncurrent Assets	1,093	643
Total Assets	$12,862	$10,760

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2015	2014
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$630
Long-term debt due within one year	884	535
Accounts payable	281	361
Accounts payable to affiliates	—	50
Taxes	39	28
Interest	49	16
Price risk management liabilities	761	1,024
Liabilities of discontinued operations	18	—
Other current liabilities	264	246
Total Current Liabilities	2,296	2,890
Long-term Debt	3,175	1,683
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,483	1,223
Investment tax credits	26	27
Price risk management liabilities	199	193
Accrued pension obligations	247	299
Asset retirement obligations	474	415
Other deferred credits and noncurrent liabilities	136	123
Total Deferred Credits and Other Noncurrent Liabilities	2,565	2,280
Commitments and Contingent Liabilities (Note 10)
Member's Equity	4,826	3,907
Total Liabilities and Equity	$12,862	$10,760

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
Member's equity

December 31, 2014	$3,907
Net income (loss)	122
Other comprehensive income (loss)	40
Distributions to member	(397)
Contributions from member (a)	1,154
Stock-based compensation	—
June 30, 2015	$4,826

December 31, 2013	$4,798
Net income (loss)	(53)
Other comprehensive income (loss)	8
Distributions to member	(914)
Contributions from member	730
June 30, 2014	$4,569

(a) Includes the contribution of RJS Power as of the acquisition date. See Notes 1 and 7 for additional information.

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Capitalized terms and abbreviations appearing in the unaudited combined notes to condensed consolidated financial statements are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Business - Spinoff from PPL and formation of Talen Energy Corporation

Talen Energy Corporation, through its principal subsidiary Talen Energy Supply, is a competitive energy and power generation company primarily engaged in the production and sale of electricity, capacity and related products. Talen Energy is headquartered in Allentown, Pennsylvania and owns and operates a portfolio of generation assets principally located in PJM and ERCOT.

In June 2014, PPL and Talen Energy Supply executed definitive agreements with the Riverstone Holders to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy Corporation. On June 1, 2015, PPL completed the spinoff to PPL shareowners of a newly formed entity, Talen Energy Holdings, Inc. (Holdco), which at such time owned all of the membership interests of Talen Energy Supply and all of the common stock of Talen Energy Corporation. Immediately following the spinoff, Holdco merged with a special purpose subsidiary of Talen Energy Corporation, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy Corporation and the sole owner of Talen Energy Supply. PPL does not have an ownership interest in Talen Energy Corporation after completion of the spinoff. Substantially contemporaneous with the spinoff and merger, RJS Power was contributed by the Riverstone Holders to become a subsidiary of Talen Energy Supply (referred to as the "combination" or the "acquisition"). Subsequent to the acquisition, RJS Power was merged into Talen Energy Supply. Talen Energy has treated the combination with RJS Power as an acquisition, with Talen Energy Supply considered the accounting acquirer in accordance with business combination accounting guidance. See Note 7 for additional information on the acquisition.

See Note 4 for information on Talen Energy Corporation's common shares issued as a result of the formation of Talen Energy Corporation. See Note 6 for information on a new syndicated secured credit facility entered into on the spinoff date that replaced Talen Energy Supply's previously outstanding unsecured syndicated credit facility and for the number of shares of preferred stock that Talen Energy Corporation is authorized to issue.

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy following completion of the spinoff. Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the Talen Energy organization and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Talen Energy Supply's Note 4 to the Financial Statements in the 2015 Prospectus for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services. Most separations and payment of separation benefits are expected to be completed by the end of 2015. At June 30, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $2 million and $9 million, which are included in "Other current liabilities" on the Balance Sheets.

In connection with the spinoff transaction, additional employee-related costs were incurred by Talen Energy, which primarily related to accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards previously issued under PPL stock incentive programs, primarily for Talen Energy Supply employees and for PPL employees who became Talen Energy Supply employees in connection with the transaction.  These costs were recognized at the closing of the spinoff. During the three and six months ended June 30, 2015, Talen Energy Supply recorded $25 million related to these accelerated stock-based compensation and pro-rated stock-based compensation awards. As the vesting for all Talen Energy Supply employees was accelerated and all remaining unrecognized compensation expense accelerated concurrently with the spinoff, Talen Energy does not expect to recognize future compensation costs for equity awards from PPL stock incentive programs held by Talen Energy Supply employees. See Note 8 for additional information on stock-based compensation.

In addition, during the three and six months ended June 30, 2015, Talen Energy incurred $8 million and $10 million of restructuring costs related to the spinoff transaction which are recorded in "Other operation and maintenance" on the Statements of Income.

Prior to completion of the spinoff, Talen Energy Supply's financial statements included certain transactions with affiliates of PPL, which were disclosed as related party transactions. After June 1, 2015, all transactions with PPL or its affiliates are no longer related party transactions. See Note 11 for additional information on related party transactions.

Also, prior to the spinoff, the income tax provision for Talen Energy Supply was calculated in accordance with an intercompany tax sharing agreement with PPL, which provided that taxable income be calculated as if Talen Energy Supply, and any of PPL's other domestic subsidiaries, each filed a separate return. Tax benefits were not shared between companies. The PPL entity that generated a tax benefit was the entity that was entitled to the tax benefit. Talen Energy has implemented a similar intercompany tax sharing agreement with Talen Energy Corporation filing a consolidated federal income tax return. The effect of Talen Energy Corporation filing a consolidated tax return is taken into account in the settlement of current taxes and the recognition of deferred taxes.

Following the spinoff, certain services, including information technology, financial and accounting, human resource and other specified services are provided by PPL on a transition basis pursuant to the TSA. The TSA with PPL is for a period of up to two years from the date of the spinoff. For the three and six months ended June 30, 2015, the costs incurred for these services were not significant. See Note 11 for information on the TSA with Topaz Power Management, LP.

U.S. GAAP requires that a long-lived asset (or asset group) be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Similarly, a goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may be greater than its fair value. Due to the impairment of its investment in PPL Energy Supply recorded by PPL (Talen Energy's former parent) at the time of the spinoff, coupled with, and, primarily driven by, Talen Energy Corporation's stock price at the spinoff date, management has concluded that these factors could be potential indicators of impairment with respect to certain long-lived assets and goodwill. After considering additional information, Talen Energy determined that the undiscounted cash flows for potentially affected long-lived assets would not be directly impacted by these factors and therefore concluded that the undiscounted cash flows continued to exceed the carrying value and no further testing of long-lived assets was necessary. Management also performed an interim goodwill impairment assessment as of June 1, 2015, the spinoff and acquisition date. The goodwill impairment analysis is a two-step process. The first step, used to identify potential impairment, is a comparison of the reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired. If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment. The second step requires a company to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. The East reporting unit, which is equivalent to the East segment, failed step one. While the step two analysis is currently in process, management’s current estimate is that no goodwill impairment charge is required to be recorded. There was $72 million of goodwill recorded on the balance sheet at spinoff and an additional $398 million was recorded on June 1, 2015 based on the provisional purchase price allocation for the RJS Power acquisition. Talen Energy expects to finalize the purchase price allocation and intends to complete the goodwill impairment analysis in the third quarter of 2015.

While Talen Energy believes the assumptions used in the interim impairment analysis are reasonable, the analysis is sensitive to adverse changes in the assumptions used in the valuations. In particular, changes in the projected cash flows, discount rates, the terminal year growth rate and market multiple assumptions and Talen Energy Corporation's stock price expectations could produce significantly different results for the impairment analysis. Additionally, valuations for various assets and liabilities that need to be fair valued to complete the assessment will be completed during the third quarter which could result in a different determination of how much, if any, goodwill could be impaired. Changes in these assumptions and resulting valuations or further declines in Talen Energy Corporation's stock price could result in future goodwill impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment.

In connection with the FERC approval of the combination of Talen Energy Supply with RJS Power, PPL, Talen Energy and RJS Power agreed that within twelve months following the closing of the transaction, Talen Energy will enter into an agreement to divest between 1,300 MW and 1,400 MW of assets in one of two groups of assets (both of which include the Sapphire facilities within PJM and the first of which also includes the Holtwood, Wallenpaupack and Crane facilities and the other of which includes the Ironwood facility) and to limit PJM energy market offers from assets it would retain in the other group to cost-based offers. The package chosen and the eventual sales price and timing of the dispositions will depend upon, among other factors, market conditions and the relative economic value of offers received. See Note 7 for information on the classification of Sapphire as discontinued operations.

Basis of Presentation

Talen Energy Corporation's obligation to report under the Securities and Exchange Act of 1934, as amended, commenced on May 1, 2015, the date Talen Energy Corporation's Registration Statement on Form S-1 was declared effective by the SEC. Talen Energy Supply is a separate registrant and considered the predecessor of Talen Energy Corporation, therefore, the financial information prior to June 1, 2015 presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and six months of legacy Talen Energy Supply information consolidated with one month of RJS information from June 1, 2015, while the 2014 periods represent only legacy Talen Energy Supply information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed consolidated financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. The Balance Sheets at December 31, 2014 are derived from Talen Energy Supply's 2014 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in the 2015 Prospectus. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2015 financial statements.

"Income (Loss) from Discontinued Operations (net of income taxes)" for the three and six months ended June 30, 2015 on the Statements of Income represents the activities of Sapphire, the assets and liabilities of which, at June 30, 2015, have been classified as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the Balance Sheet, except for Sapphire's heat rate call options, which may be retained, and therefore were not included in "Liabilities of discontinued operations" on the Balance Sheet. The Sapphire discontinued operations, discussed herein, excludes the heat rate call options. "Income (Loss) from Discontinued Operations (net of income taxes)" for the three and six months ended June 30, 2014 on the Statement of Income represents the activities of Talen Montana's hydroelectric generating facilities sold in the fourth quarter of 2014.  The Statements of Cash Flows do not separately report the cash flows of discontinued operations. See Note 7 for additional information.

Revenue Adjustment

During the three and six months ended June 30, 2015, Talen Energy recorded a $7 million decrease to "Retail energy" revenues on the Statements of Income. Prior to this date, Talen Energy billed and collected amounts from a third party that had a transmission operating agreement with Talen Energy's former affiliate, PPL Electric. Such amounts should have been recognized as an affiliate payable, but were inadvertently recorded as revenue. The $4 million after-tax ($0.04 per share for Talen Energy Corporation) impact of correcting this overstatement of "Retail energy" revenues decreased "Income from Continuing Operations after Income Taxes" and "Net Income" during the three and six months ended June 30, 2015. The impact of the overstatement was not material to the previously-issued financial statements and the correction is not expected to be material to the full year results for 2015.

2.  Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to Talen Energy Supply's Note 1 to the Financial Statements in the 2015 Prospectus and should be read in conjunction with those disclosures.

New Accounting Guidance Adopted

Reporting of Discontinued Operations

Effective January 1, 2015, Talen Energy prospectively adopted accounting guidance that changes the criteria for determining what should be classified as a discontinued operation and the related presentation and disclosure requirements. A discontinued operation may include a component of an entity or a group of components of an entity, or a business activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (1) the components of an entity or a group of components of an entity meets the criteria to be classified as held for sale, (2) the component of an entity or a group of components of an entity is disposed of by sale, or (3) the component of an entity or a group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

The initial adoption of this guidance did not have a significant impact on Talen Energy but will impact the amounts presented as discontinued operations and will enhance the related disclosure requirements related to future disposals or held for sale classifications.

3. Segment and Related Information

Effective June 1, 2015, in connection with the spinoff and acquisition transactions, Talen Energy is organized in two segments: East and West, primarily based on geographic location and energy market characteristics. Prior to the spinoff and acquisition, Talen Energy operated within a single segment.

The East segment consists primarily of competitive generation in PJM and wholesale, retail, marketing and trading activities in the eastern U.S. and the legacy Talen Energy Supply coal fired facility, Colstrip, in Montana. As such, the East segment includes all legacy Talen Energy Supply operations and from June 1, 2015, the Raven operations that were acquired from the Riverstone Holders. Although all of the legacy single segment's activity is still included in one segment (East), segment information for periods prior to the spinoff has been revised to reflect the current period presentation as the measurement of segment performance has changed. Previously, net income was used as the measure of segment performance. Beginning in June 2015, operating income, as well non-GAAP measures, EBITDA, Adjusted EBITDA and Margins, are used as measures of segment performance. Additionally, certain costs that are not directly attributable to either the East or West segments are not allocated or assigned to the segments and are reflected in an "Other" category.

The West segment consists of the competitive generation and wholesale activities related to the Jade operations that were acquired from the Riverstone Holders on June 1, 2015, which are located in ERCOT.

"Other" primarily includes wages, benefits, services, certain insurance, rent and financing costs incurred primarily at Talen Energy Supply, which have not been allocated or assigned to the segments, and is presented to reconcile segment information to consolidated results.

Financial data for the segments and reconciliation to consolidated results for the periods ended June 30 are:

	Three Months		Six Months
	2015	2014	2015	2014
Income Statement Data
Revenues from external customers (a)
East	$1,034	$1,007	$1,980	$52
West	31	—	31	—
Total	$1,065	$1,007	$2,011	$52

Operating Income (Loss)
East	$132	$86	$362	$65
West	(6)	—	(6)	—
Other	(92)	(70)	(144)	(128)
Total	$34	$16	$212	$(63)

Balance Sheet Data	June 30, 2015	December 31, 2014
Assets
East	$11,549	$10,468
West	1,283	—
Other (b)	30	292
Total Assets	$12,862	$10,760

(a)	Includes unrealized gains and losses from derivatives. See Note 14 for additional information.

(b)	Primarily consists of unallocated items, including cash and PP&E.

4.  Earnings (Loss) Per Share for Talen Energy Corporation

On June 1, 2015, the spinoff date, Talen Energy Corporation issued 128,499,023 shares of common stock, including 83,524,365 shares issued to PPL's shareholder's and 44,974,658 shares issued in a private placement to the Riverstone Holders. To calculate basic and diluted EPS for periods presented prior to June 1, 2015, Talen Energy Corporation used the shares issued to PPL’s shareholders on the date of the spinoff as Talen Energy Corporation was a wholly owned subsidiary of PPL and no shares were outstanding prior to that date. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 utilized the weighted-average shares outstanding during this period assuming the shares issued to PPL’s shareholders were outstanding during the entire period and reflects the impact of the private placement of shares to the Riverstone Holders on the spinoff date.

Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method.

Reconciliations of the amounts of income and shares of Talen Energy Corporation common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2015	2014	2015	2014

Income (Numerator)
Income (Loss) from continuing operations after income taxes	$25	$2	$121	$(56)
Income (Loss) from discontinued operations (net of income taxes)	1	11	1	3
Net Income (Loss)	$26	$13	$122	$(53)
Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	98,354	83,524	90,980	83,524
Add incremental non-participating securities:
Share-based payment awards	22	—	22	—
Weighted-average shares - Diluted EPS	98,376	83,524	91,002	83,524

For the three and six months ended June 30, 2015, 760 thousand out-of-the-money stock options were excluded from the computations of diluted EPS because the effect would have been antidilutive.

5.  Income Taxes

Selected information regarding Talen Energy's income tax provision for the periods ended June 30 was as follows:

	Three Months		Six Months
	2015	2014	2015	2014
Income (Loss) from Continuing Operations Before Income Taxes	$(18)	$(9)	$131	$(114)
Income Taxes	(43)	(11)	10	(58)
Effective Tax Rate	239%	122%	8%	51%

Talen Energy recorded taxes during the six month period at an interim period annualized effective tax rate of 32.52% in 2015 compared with 33.78% in 2014. However, Talen Energy's income tax expense reflected in the table above does not bear a customary relationship to income (loss) from continuing operations before income taxes primarily as a result of the impact of the recognition of uncertain tax benefits, state deferred rate changes, tax credits and the impact of state and local income taxes.

In February 2015, PPL and the IRS Appeals division reached a tentative settlement on PPL's open audits for the years 1998 - 2011. The settlement was required to be reviewed and approved by the Joint Committee on Taxation (JCT) before considered final. In April 2015, PPL was notified that the JCT approved PPL's settlement. During the three and six months ended June 30, 2015, Talen Energy recorded a tax benefit of $12 million for its portion of the settlement of previously unrecognized tax benefits.

Also in 2015, Talen Energy recorded a tax benefit of $17 million during the three and six month periods ended June 30, related to its state deferred tax liabilities for changes in state apportionment and the impact on the future estimated state income tax rate as a result of the acquisition of RJS Power.

During the second quarter of 2014, Talen Energy recorded a $9 million credit to income tax expense, consisting of a $4 million credit to income tax expense recorded in 2013 and a $5 million credit related to an adjustment to the annual estimated effective income tax rate utilized to calculate income tax expense for the three months ended March 31, 2014. The adjustment to the annual estimated effective income tax rate had no impact on income tax expense for the six months ended June 30, 2014.

6.  Financing Activities

Credit Arrangements and Short-term Debt

Talen Energy maintains credit facilities to enhance liquidity and provide credit support. The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets. The following credit facility was in place at:

	June 30, 2015
	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity
Syndicated Secured Credit Facility (a)	June 2020	$1,850	$—	$309	$1,541

(a)
The facility includes capacity available for letters of credit and for short-term borrowings. The facility requires Talen Energy Supply to maintain a senior secured debt to adjusted EBITDA ratio (as defined in the agreement) as of the last day of any fiscal quarter of less than or equal to 4.50 to 1.00. The company pays customary fees on the facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

The syndicated secured credit facility was entered into on June 1, 2015 in connection with the completion of the spinoff transaction and replaced Talen Energy Supply's previously existing unsecured syndicated credit facility. Talen Energy Supply is the borrower under the new facility. Any outstanding principal amounts under the old facility were repaid prior to the termination of the old facility and outstanding letters of credit were transferred to the new facility. The facility is secured by liens on the assets of Talen Energy Supply and is guaranteed by certain Talen Energy Supply subsidiaries, which guarantees are in turn secured by liens on the assets of such subsidiaries. The facility provides the option to raise incremental credit facilities, refinance the loans with debt incurred outside the facility and extend the maturity date of the revolving credit commitments and loans and, if applicable, term loans, subject to certain limitations.

The Talen Energy Supply letter of credit facility and uncommitted credit facilities that existed at December 31, 2014 either expired or matured during the first quarter of 2015. Any previously issued letters of credit under these facilities were either terminated or reissued under the then-outstanding unsecured syndicated credit facility, and upon closing of the spinoff were reissued under the new syndicated secured credit facility described above. During the three and six months ended June 30, 2015, Talen Energy wrote-off $12 million of unamortized fees to "Interest expense" on the Statements of Income as a result of the termination of the prior credit facility.

Talen Energy Supply also maintains a $500 million agreement expiring June 2017 that provides Talen Energy the ability to request up to $500 million of committed unsecured letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At June 30, 2015, Talen Energy had not requested any capacity for the issuance of letters of credit under this arrangement.

Talen Energy Supply and its subsidiaries, Talen Energy Marketing, Montour, LLC and Brunner Island, LLC maintain an $800 million energy marketing and trading facility, whereby Talen Energy Marketing receives credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  Certain of Talen Energy Marketing's obligations under the facility are guaranteed by Talen Energy Supply. Additionally, prior to the spinoff transaction, Montour, LLC and Brunner Island, LLC had guaranteed certain of Talen Energy Marketing's obligations and had granted mortgage liens on their respective generating facilities to secure such guarantees. In connection with the spinoff from PPL, the guarantees and liens by Montour, LLC and Brunner Island, LLC were released and Talen Energy Supply agreed to provide facility counterparties with substitute collateral in the form of cash or letters of credit. The facility is for a five-year term that is subject to an automatic extension each year under certain circumstances. The current term as so extended expires in November 2019.

Long Term Debt

In May 2015, Talen Energy Supply issued $600 million of 6.50% Senior Unsecured Notes due 2025. Talen Energy Supply received proceeds of $591 million, net of underwriting fees, which were used for repayment of short-term debt. The notes may be redeemed at Talen Energy Supply's option, in whole at any time or in part from time to time, prior to June 1, 2020 at a price equal to 100% of their principal amount plus a make-whole premium and on or after June 1, 2020 at specified redemption prices. In addition, on or prior to June 1, 2018, up to 35% of the notes may be redeemed by Talen Energy Supply with proceeds from certain equity offerings at a price equal to 106.5% of the principal amount.

In June 2015, Talen Energy Supply assumed $1.25 billion of RJS Power Holdings LLC's 5.125% Senior Notes due 2019 as a result of the merger of RJS Power Holdings LLC into Talen Energy Supply, by which Talen Energy Supply became the obligor of these notes. In connection with this event and pursuant to the terms of the indenture governing the notes, the coupon on the notes was reduced to 4.625% in July 2015.

See Note 7 for information on the commitment to provide Talen Energy Supply financing in connection with the pending acquisition of MACH Gen, LLC.

Preferred Stock of Talen Energy Corporation

Talen Energy Corporation is authorized under its Amended and Restated Certificate of Incorporation to issue up to 100 million shares of preferred stock. No shares of preferred stock were issued or outstanding at June 30, 2015.

7.  Acquisitions, Development and Divestitures

Acquisitions

Talen Energy from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are periodically reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.  See Talen Energy Supply's Note 4 to the Financial Statements in the 2015 Prospectus for additional information.

Acquisition of RJS Power

On June 1, 2015, substantially contemporaneous with the spinoff by PPL to form Talen Energy, RJS Power was contributed by the Riverstone Holders to become a subsidiary of Talen Energy Supply in exchange for 44,974,658 shares of Talen Energy Corporation common stock. See Notes 1 and 4 for additional information on the spinoff and acquisition. In accordance with business combination accounting guidance, Talen Energy treated the combination with RJS Power as an acquisition and Talen Energy Supply is considered the acquirer of RJS Power. Accordingly, Talen Energy applied acquisition accounting to the assets acquired and liabilities assumed of RJS Power whereby the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of June 1, 2015, with the remainder allocated to goodwill.

The total consideration for the acquisition was deemed to be $902 million based on the fair value of the Talen Energy Corporation common stock issued for the acquisition using the June 1, 2015 closing "when-issued" market price.

The following table summarizes the preliminary allocation of the purchase price to the fair values of the major classes of assets acquired and liabilities assumed, all of which represent non-cash activity excluded from the Statement of Cash Flows for the six months ended June 30, 2015.

Current assets (a)	$123
Assets of discontinued operations	412
PP&E	1,782
Other intangibles (b)	42
Current liabilities	(185)
Liabilities of discontinued operations	(25)
Long-term debt	(1,244)
Deferred income taxes	(321)
Other noncurrent liabilities (c)	(80)
Net identifiable assets acquired	504
Goodwill	398
Net assets acquired	$902

(a)	Includes gross contractual amount of the accounts receivable acquired of $28 million, which approximates fair value.

(b)	Includes $25 million for a pipeline lease that will be amortized over a 14 year period, and $17 million for an ash site permit that has an amortization period of 10 years.

(c)	Includes $33 million for "out-of-the-money" coal contracts that will be amortized over the contract term as the coal is consumed.

The purchase price allocation is considered by Talen Energy's management to be provisional and could change materially in subsequent periods. Any changes to the provisional purchase price allocation during the measurement period that result in material changes to the consolidated financial results will be adjusted retrospectively. The measurement period can extend up to a year from the date of acquisition, but Talen Energy expects to complete the purchase price allocation in the third quarter of 2015. The items pending finalization include, but are not limited to, the valuation of PP&E, intangible assets, certain liabilities, goodwill and deferred income taxes.

Goodwill recorded as a result of the acquisition primarily reflects synergies expected to be achieved related to the spinoff and acquisition. The goodwill is not expected to be deductible for income tax purposes and has been assigned provisionally to the East segment. No deferred taxes are expected to be recorded related to goodwill. See Note 15 for additional information related to goodwill.

Actual operating revenues and net income of RJS, since the June 1 acquisition, included in Talen Energy’s results for the periods ended June 30, 2015 were:

	Three and Six Months
	Operating Revenues	Net Income (a)
RJS actual for 2015	$102	$14

(a)	Includes the operating results of Sapphire, which are classified as discontinued operations.

Pro forma information for Talen Energy for the periods ended June 30, as if the acquisition had occurred January 1, 2014, is as follows:

	Three Months		Six Months
	Operating Revenues	Income (Loss) After Tax from Continuing Operations	Operating Revenues	Income (Loss) After Tax from Continuing Operations
2015:
Pro forma	$1,152	$27	$2,303	$125
Basic and diluted earnings per share		0.21		0.97
2014:
Pro forma	1,206	(15)	603	(32)
Basic and diluted earnings per share		(0.12)		(0.25)

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of Talen Energy. The pro forma financial information presented above has been derived from the historical condensed consolidated financial statements of Talen Energy and from the historical consolidated and combined financial statements of RJS Power.

The pro forma financial information presented above includes adjustments for (1) classifying Sapphire as discontinued operations (see Note 1 and "Discontinued Operations - Sapphire" below for additional information), (2) alignment of accounting policies, (3) incremental depreciation and amortization expense related to fair value adjustments to PP&E and identifiable intangible assets and liabilities, (4) incremental interest expense for outstanding borrowings to reflect the terms of the new syndicated credit facility, (5) nonrecurring items (discussed below), (6) the tax effect of the above adjustments, and (7) the issuance of Talen Energy Corporation common stock in connection with the spinoff from PPL and the acquisition of RJS Power.

Nonrecurring acquisition, integration and other costs of $5 million directly related to the acquisition were incurred during the three and six months ended June 30, 2015, which are recorded in "Other operation and maintenance" on the Statements of Income. Adjustments were made in the calculation of pro forma amounts to remove the effect of these nonrecurring items and related income taxes. The pro forma financial information does not include adjustments for potential future cost savings.

Anticipated Acquisition of MACH Gen, LLC

In July 2015, Talen Energy announced an agreement to acquire all of the membership interests of MACH Gen, LLC for $1.175 billion (including assumed debt) subject to working capital adjustments. MACH Gen, LLC's total generating capacity is approximately 2,500 MW. Talen Energy Supply has obtained a debt financing commitment sufficient to fund the cash purchase price (the "bridge facility"). The bridge facility will be used as a backstop in the event that alternative financing is not available at or prior to the closing of the acquisition. Financing for the acquisition may be secured or unsecured. The transaction is expected to close in 2015, pending regulatory approvals from the FERC, the DOJ, and the New York Public Service Commission.

Discontinued Operations

Sapphire

As described in Note 1, as part of the FERC approval of the combination with RJS Power as part of the spinoff transaction, certain assets are required to be disposed of under a mitigation plan. Under GAAP, assets acquired through a business combination that are immediately held for sale should be classified as a discontinued operation from the date of acquisition. The Sapphire portfolio is included in both of the packages being marketed to satisfy the mitigation requirements of the FERC order approving the combination with RJS Power and therefore meets the criteria for classification as assets and liabilities of discontinued operations on the Balance Sheets and as discontinued operations on the Statements of Income. See Note 1 to the Financial Statements for the Sapphire liabilities not included in liabilities of discontinued operations.

Following are the major classes of assets and liabilities of Discontinued Operations on the Balance Sheet as of June 30, 2015.

Current assets	$19
PP&E	375
Current liabilities	13
ARO liability	5

Following are the components of Discontinued Operations, since the June 1 acquisition, on the Statements of Income for the periods ended June 30, 2015.

	Three Months	Six Months
Operating revenues	$8	$8
Operating expenses	7	7
Income (loss) before income taxes	1	1
Income (Loss) from Discontinued Operations (net of income taxes)	1	1

Talen Montana Hydro Sale

In November 2014, Talen Montana completed the sale to NorthWestern Corporation of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash.  The sale included 11 hydroelectric power facilities and related assets.

Following are the components of Discontinued Operations in the Statement of Income for the periods ended June 30, 2014.

	Three Months	Six Months
Operating revenues	$41	$70
Interest expense (a)	3	5
Income (loss) before income taxes (b)	19	9
Income (Loss) from Discontinued Operations (net of income taxes) (b)	11	3

(a)	Represents allocated interest expense based upon the discontinued operations share of the net assets of Talen Energy.

(b)	Includes an impairment charge related to the Kerr Dam Project. See Note 13 for additional information.

8.  Stock-Based Compensation

Talen Energy Corporation grants share-based compensation to eligible participants under the Talen Energy stock incentive plan (SIP). Under the SIP, restricted shares of Talen Energy Corporation stock, restricted stock units, performance units, stock options and stock appreciation rights may be granted to officers and other key employees. Awards under the plan are made by the Compensation, Governance and Nominating Committee (CGNC) of the Talen Energy Corporation Board of Directors.

The total number of shares which may be issued under the plan is 5,630,000 and the maximum number of shares for which stock options may be granted is 2,000,000. Shares delivered under the SIP may be in the form of authorized and unissued Talen Energy Corporation common stock or common stock held in treasury by Talen Energy Corporation.

Restricted Stock Units

Restricted stock units are awards based on the fair value of Talen Energy Corporation common stock on the date of grant. Actual Talen Energy Corporation common shares will be issued upon completion of a vesting period, generally three years. Substantially all restricted stock unit awards are expected to vest.

The fair value of restricted stock units granted is recognized as compensation expense on a straight-line basis over the service period or through the date the employee reaches retirement eligibility. The fair value of restricted stock units granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. Restricted stock units are subject to forfeiture or accelerated payout under the SIP provisions for termination, retirement, disability and death of employees. Restricted stock units vest fully, in certain situations, as defined by the SIP. The total restricted stock units granted through June 30, 2015 was 255,704 and the grant date fair value per share was $18.98.

Stock Options

Stock options have been granted with an option exercise price per share not less than the fair value of Talen Energy Corporation's common stock on the date of grant. Options become exercisable in equal installments over a three-year service period beginning one year after the date of grant, assuming the individual is still employed by Talen Energy or a subsidiary. The CGNC has discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable immediately in certain situations, as defined by the SIP. The fair value of options granted is recognized as compensation expense on a straight-line basis over the service period or through the date the employee reaches retirement eligibility. Substantially all stock option awards are expected to vest. The fair value of options granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. Stock options granted through June 30, 2015 were 991,101 and the grant date fair value per share was $4.91.
The fair value of each option granted is estimated using a Black-Scholes option-pricing model. Talen Energy uses a risk-free interest rate, expected option life and expected volatility to value its stock options. The risk-free interest rate reflects the yield for a U.S. Treasury Strip available on the date of grant with constant rate maturity approximating the option's expected life. Expected life was calculated using the simplified method described in SEC Staff Accounting Bulletin (SAB) 107/110 (updated by SAB 110). Expected volatility is derived from the volatility of a peer group selected by management as Talen Energy

Corporation's common stock does not have a trading history.

The assumptions used in the model were:

Risk-free interest rate	2.05%
Expected option life	6.00 years
Expected stock volatility	21.55%

Compensation Expense
Prior to the spinoff, restricted shares of PPL common stock, restricted stock units, performance units and stock options were granted to officers and other key employees of Talen Energy. At December 31, 2014, these employees of Talen Energy had 1,457,900 of unvested shares of restricted stock and restricted stock units, 291,492 of performance units and 2,745,016 of outstanding stock options. These awards and restricted stock and stock options granted to these employees in 2015 prior to the spinoff by PPL, were accelerated for vesting purposes. See Note 1 for information on the recording of expense related to this acceleration. For the three and six months ended June 30, 2015, compensation expense for these awards, excluding the acceleration, but including an allocation of PPL Services’ compensation expense for similar awards, was $4 million and $18 million.

The three and six months ended June 30, 2015 includes compensation expense of $2 million for Talen Energy Corporation restricted stock units and stock options accounted for as equity awards.

See Note 1 for additional information on the spinoff from PPL.

9.  Defined Benefits

Prior to the June 1, 2015 spinoff, the majority of Talen Energy Supply’s employees were eligible for pension benefits under a PPL non-contributory defined benefit pension plan, with benefits based on length of service and either career average pay or final average pay, as defined by the plan. This plan was closed to all newly hired employees. Newly hired employees were eligible to participate in a PPL 401(k) savings plan with enhanced employer contributions. Talen Energy was allocated costs of the PPL pension plan based on its employees' participation in the plan. Employees who participated in this PPL pension plan who became employees of Talen Energy Supply transferred into a newly created pension plan sponsored by Talen Energy Supply, which provides benefits similar to that of the PPL pension plan.

Prior to the spinoff, the majority of Talen Energy Supply’s employees also were eligible for certain health care and life insurance benefits upon retirement through the PPL other postretirement benefit plans, which were closed to all newly hired employees. Talen Energy Supply was allocated costs of the PPL plans based on its employees' participation in the plans. Employees who participated in the health care and life insurance plans and who became employees of Talen Energy Supply transferred into the newly created Talen Energy other postretirement benefit plans sponsored by Talen Energy Supply, which provide benefits similar to those of the PPL other postretirement benefit plans.

A remeasurement of the assets and the obligations for the PPL pension and other postretirement benefit plans was performed as of May 31, 2015 in order to separate the assets and obligations of the PPL plans attributable to Talen Energy, as required by the spinoff agreements. The Talen Energy pension plan assumed from PPL the pension benefit obligations for active plan participants who became employees of Talen Energy in connection with the spinoff and for individuals who terminated employment from Talen Energy Supply on or after July 1, 2000. A portion of the PPL pension plan assets were also allocated to the new Talen Energy pension plan. The asset allocation was based on the rules prescribed by ERISA for allocating assets in connection with a pension plan spinoff. The Talen Energy other postretirement benefit plans assumed the other postretirement benefit obligations from PPL for active plan participants who became employees of Talen Energy in connection with the spinoff. PPL retained obligations attributable to existing retirees as of the date of the spinoff. A portion of the PPL other postretirement benefit plan assets, which are held in VEBA trusts and a 401(h) account, were also allocated to the new Talen Energy other postretirement benefit plans. The asset allocation was determined separately for each funding vehicle based on the ratio of the accumulated postretirement benefit obligation (APBO) assumed by Talen Energy to the total APBO attributed to each funding vehicle. As a result of the above, the net funded status of the new Talen Energy pension and other postretirement benefit plans at June 1, 2015 was a liability of $235 million. A portion of the assets allocated to Talen Energy for both the pension and other postretirement benefit plans were transferred to the Talen Energy plans on July 1, 2015 in accordance with the spinoff agreements. The remaining asset transfer is expected to occur by the end of 2015.

There were no changes to the pension and other postretirement benefit plans for employees of Talen Montana as a result of the spinoff transaction. However, PPL retained the liability for other postretirement benefits attributable to existing retirees of Talen Montana as of the date of the spinoff.

The following table provides the components of net periodic defined benefit costs for Talen Energy pension plans for the periods ended June 30, for which the 2015 periods include one month of costs under the newly formed Talen Energy pension plan. The net periodic defined benefit costs for other postretirement benefit plans for the periods ended June 30, 2015 and 2014 were insignificant.

	Pension Benefits
	Three Months		Six Months
	2015	2014	2015	2014
Service cost	$6	$2	$7	$3
Interest cost	8	2	10	4
Expected return on plan assets	(11)	(3)	(14)	(5)
Amortization of:
Actuarial (gain) loss	2	1	3	1
Net periodic defined benefit costs (credits)	$5	$2	$6	$3

The table below provides the costs from defined benefit plans sponsored by PPL Services allocated to Talen Energy Supply based on its participation in those plans prior to the separation on June 1, 2015, which management believes were reasonable at the time. The allocations include costs related to supplemental retirement benefits for executives and other key management employees through unfunded nonqualified retirement plans. The liabilities for these plans were retained by PPL as of the date of the spinoff.

	Three Months		Six Months
	2015	2014	2015	2014
Pension and other postretirement benefits (a)	$7	$23	$18	$30

(a)
The three and six months ended June 30, 2014 includes $16 million of termination benefits related to a one-time voluntary retirement window offered to certain bargaining unit employees upon the ratification of a new union agreement in June 2014. The benefits offered were consistent with the standard separation program benefits for bargaining unit employees.

During the three and six months ended June 30, 2014, $7 million of severance compensation was recorded by Talen Energy related to the 2014 union agreement as mentioned in note (a) above.

10.  Commitments and Contingencies

Legal Matters

Talen Energy is involved in legal proceedings, claims and litigation in the ordinary course of business.  Talen Energy cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

Sierra Club Litigation

In March 2013, the Sierra Club and MEIC filed a complaint in the U.S. District Court, District of Montana, Billings Division against Talen Montana and the other Colstrip Steam Electric Station (Colstrip) owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, NorthWestern Corporation and PacifiCorp. Talen Montana operates Colstrip on behalf of the owners. The complaint alleged certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements and listed 39 separate claims for relief.  The complaint requested injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.

In July 2013, the Sierra Club and MEIC filed an additional Notice of Intent to Sue, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint.  The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  Talen Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  In August 2014, the Sierra Club and MEIC filed a second amended complaint.  This complaint includes the same causes of action articulated in the first amended complaint, but in regard to only eight projects done between 2001 and 2013.  In September 2014, the Colstrip owners filed an answer to the second amended complaint.  Discovery closed in the first quarter of 2015, and in April, the plaintiffs indicated they intend to pursue claims related to only four of the remaining projects. The case has been bifurcated as to liability and remedy, and the liability trial is currently set for March 2016. A trial date with respect to remedy, if there is a finding of liability, has not been scheduled. Talen Energy believes Talen Montana and the other owners have defenses to the allegations set forth in the amended complaint and will vigorously assert the same.

Notice of Intent to File Suit

In October 2014, Talen Energy received a notice letter from the Chesapeake Bay Foundation (CBF) alleging violations of the Clean Water Act and Pennsylvania Clean Streams Law at the Brunner Island generation plant.  The letter was sent to Brunner Island, LLC and the PADEP and is intended to provide notice of the alleged violations and CBF's intent to file suit in Federal court after expiration of the 60 day statutory notice period.  Among other things, the letter alleges that Brunner Island, LLC failed to comply with the terms of its National Pollutant Discharge Elimination System permit and associated regulations related to the application of nutrient credits to the facility's discharges of nitrogen into the Susquehanna River.  The letter also alleges that PADEP has failed to ensure that credits generated from nonpoint source pollution reduction activities that Brunner Island, LLC applies to its discharges meet the eligibility and certification requirements under PADEP's nutrient trading program regulations.  If a lawsuit is filed by CBF, Talen Energy expects CBF to seek injunctive relief, monetary penalties, fees and costs of litigation.

Montana Regional Haze

In September 2012, the EPA Region 8 developed a regional haze Federal Implementation Plan (FIP) for Montana. The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed stricter limits for Corette and Colstrip Units 1 and 2. Talen Montana was meeting these stricter permit limits at Corette without any significant changes to operations, although other requirements have led to the suspension of operations and retirement of Corette in March 2015. The stricter limits at Colstrip Units 1 and 2 would require additional controls to meet more stringent nitrogen oxides and sulfur dioxide limits, the cost of which could be significant. Both Talen Montana and environmental groups appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit where oral argument was heard in May 2014. On June 9, 2015, the Ninth Circuit issued a decision that vacated as arbitrary and capricious the portions of the FIP setting stricter emissions limits for Colstrip Units 1 and 2 and Corette. The Ninth Circuit upheld EPA's decision not to require further emissions reductions at Colstrip Units 3 and 4. The Ninth Circuit opinion requires EPA to now reissue a FIP that is consistent with the opinion.

Colstrip Wastewater Facility Administrative Order on Consent

As addressed in "Environmental Matters" below, Talen Montana is party to an Administrative Order on Consent (AOC) with the MDEQ related to operation of the wastewater facilities at the Colstrip power plant. In September 2012, Earthjustice, on behalf of Sierra Club, MEIC, and the National Wildlife Federation, filed an affidavit under Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review. Talen Montana elected to have this proceeding conducted in Montana state district court, and in October 2012, Earthjustice filed a petition for review in Montana state district court in Rosebud County. This matter was stayed in December 2012 pending the outcome of separate litigation where the same environmental groups challenged the AOC in a writ of mandamus. That litigation was resolved in May 2013 when defendants Talen Montana and MDEQ won their motions to dismiss the matter, and the environmental groups did not appeal. In April 2014, Earthjustice filed successful motions for leave to amend the petition for review and to lift the stay. Talen Montana and the MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014, which were denied in October 2014. Discovery is ongoing, and a bench trial is set for April 2016.

Regulatory Issues

Proposed Legislation - Pacific Northwest

In the first quarter of 2015, legislation was proposed in the State of Washington to provide a means of cost recovery to utility owners of coal-fired generating facilities who commit to retire such facilities. Talen Energy cannot predict whether any legislation seeking to achieve these objectives will be enacted. Were such legislation to be enacted as proposed, the resulting laws would not be expected to have a material adverse effect on Talen Energy's financial condition or results of operation.

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law (the Act) that Talen Energy believes would intervene in the wholesale capacity market to create incentives for the development of new, in-state electricity generation facilities even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting Talen Energy's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In February 2011, Talen Energy subsidiaries and several other companies filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution and requesting relief barring implementation.  In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Third Circuit (Third Circuit) by CPV Power Development, Inc., Hess Newark, LLC and the State of New Jersey (the Appellants). In September 2014, the Third Circuit affirmed the District Court's decision. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U. S. Solicitor General to submit briefs expressing its views as to the issues raised in this case.

Maryland Capacity Order

In April 2012, the Maryland Public Service Commission (MD PSC) ordered (Order) three electric utilities in Maryland to enter into long-term contracts to support the construction of new electricity generating facilities in Maryland, the intent of which, Talen Energy believed, was to encourage the construction of new generation even when, under the FERC-approved PJM economic model, such new generation would not be economic. The MD PSC action could depress capacity prices in PJM in the short term, impacting Talen Energy's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In April 2012, Talen Energy subsidiaries and several other companies filed a complaint in U.S. District Court (District Court) in Maryland challenging the Order on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution, and requested declaratory and injunctive relief barring implementation of the Order by the MD PSC Commissioners.  In September 2013, the District Court issued a decision finding the order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) by CPV Power Development, Inc. and the State of Maryland (the Appellants).  In June 2014, the Fourth Circuit affirmed the District Court's opinion and subsequently denied the Appellants' motion for rehearing. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U.S. Solicitor General to submit briefs expressing its views as to the issues raised in this case.

Pacific Northwest Markets

Talen Energy Marketing and Talen Montana made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by Talen Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, the FERC initiated proceedings to consider additional evidence.  In June 2015, the United States Court of Appeals for the Ninth Circuit held oral arguments on an appeal from the FERC's October 2011 order setting out the remand process that the FERC has followed from 2011 to the present. A decision from the Ninth Circuit is expected before the end of 2015.

In July 2012, Talen Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby Talen Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding by the City of Seattle for approximately $50 million.  Hearings before a FERC Administrative Law Judge (ALJ) regarding the City of Seattle's refund claims were completed in October 2013 and briefing was completed in January 2014.  In March 2014, the ALJ issued an initial decision denying the City of Seattle's complaint against Talen Montana.  In May 2015, the FERC issued an order affirming the ALJ's March 2014 decision.

Although Talen Energy and its subsidiaries believe they have not engaged in any improper trading or marketing practices affecting the Pacific Northwest markets, Talen Energy cannot predict the outcome of the above-described proceedings or whether any subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.  Consequently, Talen Energy cannot estimate a range of reasonably possible losses, if any, related to this matter.

Electricity - Reliability Standards

The NERC is responsible for establishing and enforcing mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.

The Reliability Standards have the force and effect of law and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.

Talen Energy monitors its subsidiaries' compliance with the Reliability Standards and continues to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required.  The resolution of a number of potential violations is pending.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those Talen Energy subsidiaries subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  Talen Energy cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

Environmental Matters

Due to the environmental issues discussed below or other environmental matters, it may be necessary for Talen Energy to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.  In addition, legal challenges to new environmental permits or rules add to the uncertainty of estimating the future cost of these permits and rules.

Air

CSAPR

The EPA's CSAPR addresses the interstate transport of fine particulates and ozone by regulating emissions of sulfur dioxide and nitrogen oxide. In accordance with an October 2014 D.C. Circuit Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases: Phase 1 trading commenced in January 2015, and Phase 2 trading is expected to commence in 2017. Legal challenges to CSAPR are on-going in federal and state court.

Although Talen Energy does not currently anticipate significant costs to comply with these programs, changes in market or operating conditions could result in impacts that are higher than anticipated. Phase 2 obligations and/or compliance programs could change as a result of the implementation of other air rules.

National Ambient Air Quality Standards

In 2008, the EPA revised downward the National Ambient Air Quality Standard (NAAQS) for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, Maryland and New Jersey, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies (RACT).  In 2015, the PADEP is expected to finalize a RACT rule requiring some fossil-fueled plants to operate at more stringent nitrogen oxide emission rates. Maryland coal plants are operating at reduced nitrogen oxide emission rates during the 2015 ozone season as a result of an emergency action issued by the Governor, and the MDE is developing post-2015 nitrogen oxide regulations for Maryland coal plants that could also be finalized by the end of 2015. MDE and the Governor have been sued by some environmental groups on the grounds that nitrogen oxide regulations developed under the prior Administration, and later withdrawn, were a final agency action. In the near future, the EPA is again expected to revise downward the NAAQS for ozone as it proposed in November 2014. This could lead to even further nitrogen oxide reductions for Talen Energy's fossil-fueled plants within the OTR. The EPA is under court order to finalize this standard by October 1, 2015. State and federal efforts to address interstate transport issues associated with ozone national ambient air quality standards, including increased pressure by state environmental agencies to further reduce nitrogen oxide emissions from plants with selective catalytic reduction could potentially lead to further emission reductions.

In 2010, the EPA finalized a more stringent NAAQS for sulfur dioxide and required states to identify areas that meet the standard and areas that are in "non-attainment" or are unclassifiable.  In July 2013, the EPA finalized non-attainment designations for parts of the country where attainment is due by 2018.  States are working on designations for other areas pursuant to a consent decree between the EPA and Sierra Club approved in March 2015 with 2017 or 2020 deadlines, depending on which designation methodology (modeling or monitoring) is selected.

In December 2012, the EPA issued final rules that tighten the annual NAAQS for fine particulates. The rules were challenged by industry groups, and in May 2014 the D.C. Circuit Court of Appeals upheld them. On January 15, 2015, the EPA published a final rule establishing area designations under the standard. Non-attainment areas in Pennsylvania were identified; however, EPA recently approved state implementation plan revisions for both states that improved these classifications.

Until final rules are promulgated, all non-attainment designations are finalized and state compliance plans are developed, Talen Energy cannot predict the ultimate outcome of the new NAAQS for ozone, sulfur dioxide and particulate matter on its fleet or plants, but the financial impact could be significant. Talen Energy anticipates that some of the measures required for compliance with the CSAPR (as discussed above), or the MATS and Regional Haze Rules (as discussed below), will help to achieve compliance.

MATS

In February 2012, the EPA finalized a rule (known as the MATS Rule) requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants by April 16, 2015 with one-and two-year extension opportunities. The rule was challenged by industry groups and states and was upheld by the D.C. Circuit Court of Appeals in April 2014. A group of states subsequently petitioned the U.S. Supreme Court to review this decision and on March 25, 2015 oral arguments were heard as to one issue - whether or not EPA unreasonably refused to consider costs when determining whether the MATS regulation was appropriate and necessary. The U.S. Supreme Court issued its decision on June 29, 2015 finding that the EPA acted unreasonably. The MATS Rule remains in effect pending further actions by the D.C. Circuit Court of Appeals and the EPA. Apart from the EPA’s MATS Rule, several states including Montana and Maryland, have enacted regulations requiring mercury emission reductions from coal plants in those states.

Regional Haze and Visibility

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064.  Under the programs, states are required to make reasonable progress every decade, through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977. The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates. To date, the focus of regional haze regulation has been primarily on the western U.S.

As for the eastern U.S., the EPA had determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides. However, the EPA's determination is being challenged by environmental groups and others and, therefore, the future impacts of Regional Haze on Talen Energy plants in the eastern U.S. cannot be meaningfully estimated at this time. See “Legal Matters” above for information on a legal decision recently issued by the Ninth Circuit Court of Appeals in a case challenging EPA’s final Regional Haze Federal Implementation Plan (FIP) for Montana.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has alleged that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  Talen Energy has responded to several information requests from the EPA, but has received no further substantive communications from the EPA related to those requests since providing their responses.  See "Legal Matters" above for information on a lawsuit filed by environmental groups in March 2013 against Talen Montana and other owners of Colstrip related to NSR.

Climate Change

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to Talen Energy’s generation assets, as well as impacts on Talen Energy’s customers. In addition, changed weather patterns could potentially reduce annual rainfall in areas where Talen Energy has hydroelectric generating facilities or where river water is used to cool its fossil and nuclear powered generators. Federal and state initiatives to prepare energy assets and infrastructure for the impacts of climate change, such as those actions driven by President Obama’s 2013 Climate Action Plan (discussed further below), could result in binding obligations to protect these assets.

Talen Energy cannot currently predict whether its businesses will experience these potential risks or estimate the cost of their related consequences.

GHG Regulations & Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that applied beginning with 2012 model year vehicles.  The EPA also clarified that this standard, beginning in 2011, authorized regulation of carbon dioxide emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  The EPA's rules were challenged in court and in June 2014 the U.S. Supreme Court ruled that the EPA has the authority to regulate carbon dioxide emissions under these provisions of the Clean Air Act, but only for stationary sources that would otherwise have been subject to these provisions due to significant increases in emissions of other regulated pollutants.  As a result, any new sources or major modifications to an existing GHG source causing a net significant increase in carbon dioxide emissions must comply with BACT permit limits for carbon dioxide if it would otherwise be subject to BACT or lowest achievable emissions rate limits due to significant increases in other regulated pollutants. EPA is expected to propose a de minimis threshold for such permits in June 2016.

In June 2013, President Obama released his Climate Action Plan reiterating the goal of reducing GHG emissions in the U.S. through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards. Since that time, the EPA has proposed regulations for existing and new power plants. Talen Energy is evaluating pre-publication versions of the EPA's final rules, which were issued on August 3, 2015, along with a proposed federal implementation plan that would apply to any states that fail to submit an acceptable state implementation plan for the existing power plant rule. Implementation of the existing plan rules could have a significant industry-wide impact.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims.

Renewable Energy Legislation

Legislation introduced and/or under development in states where Talen Energy operates or competes for energy supply could have a significant impact on Talen Energy's competitive and financial positions. There are financial, regulatory and operational uncertainties related to the implementation of such renewable energy mandates that will need to be resolved before any impacts can be meaningfully estimated.

Water/Waste

Coal Combustion Residuals (CCRs)

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule will become effective on October 19, 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located at active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable through citizen suits. Talen Energy expects that its plants using surface impoundments for management and disposal of CCRs, or that previously managed CCRs and continue to manage wastewaters, will be most impacted by the rule. Requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. Talen Energy anticipates incurring capital or operation and maintenance costs prior to that time to address other requirements of the rule, such as groundwater monitoring and disposal facility modifications, or to implement various compliance strategies. The final CCR rule is being challenged in federal court.

Talen Energy continues to review the rule and evaluate financial and operational impacts. During the three and six months ended June 30, 2015, increases to existing AROs were recorded. Further changes to AROs may be required as estimates are refined and analysis of the rule continues. See Note 16 for information on AROs.

Effluent Limitations Guidelines (ELGs) and Standards

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations contain requirements that would affect the inspection and operation of CCR facilities, if finalized as proposed. The proposal contains several alternative approaches, some of which could significantly impact Talen Energy's coal-fired plants.  The final regulation is expected to be issued by the third or fourth quarter of 2015. At the present time, Talen Energy is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

Seepages and Groundwater Infiltration - Pennsylvania and Montana

Seepages or groundwater infiltration were detected at active and retired wastewater basins and landfills at various Talen Energy plants. Talen Energy has completed or is completing assessments of seepages or groundwater infiltration at various facilities and has completed or is working with agencies to respond to notices of violations and implement assessment or abatement measures, where required or applicable. A range of reasonably possible losses cannot currently be estimated.

In August 2012, Talen Montana entered into an Administrative Order on Consent (AOC) with the MDEQ which establishes a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant.  The AOC requires that within five years, Talen Montana provide financial assurance to the MDEQ for the costs associated with closure and future monitoring of the waste-water treatment facilities.  Talen Montana cannot predict at this time if the actions required under the AOC will create the need to adjust the existing ARO related to this facility. Talen Montana is defending the AOC in court as discussed in "Legal Matters" above.

Clean Water Act/316(b)

The EPA's final rule for existing facilities became effective in October 2014 and regulates cooling water intake structures and their impact on aquatic organisms.  States are allowed considerable authority to make site-specific determinations under the rule which requires existing facilities to choose between several options to reduce impingement and entrainment.  Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial compliance costs.  Plants equipped with once-through cooling water systems would likely require additional technology to comply with the rule.  Talen Energy is evaluating compliance strategies, but does not presently expect material compliance costs. The EPA's final rule is being challenged in federal court.

Waters of the United States (WOTUS)

In June 2015, the EPA and the U.S. Army Corps of Engineers (Army Corps) published their final rule redefining the term WOTUS. The rule, which will become effective on August 28, 2015, identifies six types of categorically jurisdictional waters and two categories of waters for which case-by-case evaluations are needed to determine whether a “significant nexus” exists. Talen Energy is currently evaluating the rule, and while no materials impacts to existing operations are anticipated, the redefinition could impact future development actions such as gas infrastructure expansions. The final rule is being challenged in federal court.

Superfund and Other Remediation

From time to time, Talen Energy undertakes investigative or remedial actions in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiates with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiates with property owners and other third parties alleging impacts from Talen Energy's operations and undertakes similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analysis to date, resolution of these environmental matters is not expected to have a significant adverse impact on these operations.

Future investigation or remediation work at sites currently under review, or at sites not currently identified, may result in significant additional costs for Talen Energy.

Other

Nuclear Insurance

The Price-Anderson Act is a United States Federal law which governs liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facility.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  At June 30, 2015, the liability limit per incident is $13.6 billion for such claims which is funded by insurance coverage from American Nuclear Insurers and an industry assessment program.

Under the industry assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act, as amended, Susquehanna Nuclear could be assessed up to $255 million per incident, payable at $38 million per year.

Additionally, Susquehanna Nuclear purchases property insurance programs from NEIL, an industry mutual insurance company of which Susquehanna Nuclear is a member.  Effective April 1, 2015, facilities at the Susquehanna plant are insured against property damage losses up to $2.0 billion.  Susquehanna Nuclear also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the NEIL property and replacement power insurance programs, Susquehanna Nuclear could be assessed retrospective premiums in the event of the insurers' adverse loss experience.  This maximum assessment is $55 million. Talen Energy has additional coverage that, under certain conditions, may reduce this exposure.

Guarantees and Other Assurances

In the normal course of business, Talen Energy enters into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies.  These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

The table below details guarantees provided as of June 30, 2015.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance for the guarantees described below is remote with the exception of a $12 million recorded liability at June 30, 2015. The recorded liability at December 31, 2014 was $13 million.

Talen Energy Supply has indemnifications related to sales of assets that are governed by the specific sales agreement and include breach of the representations, warranties and covenants, and liabilities for certain other matters.  Talen Energy's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration date noted is based on those cases in which the agreements provide for specific limits. The exposure at June 30, 2015 includes amounts related to the sale of the Talen Montana hydroelectric facilities. See Note 7 for additional information related to the sale. Talen Energy's exposure and related expiration dates are:

	Exposure at June 30, 2015	Expiration Date
Indemnifications for sales of assets	$1,150	2016 - 2025

In connection with the acquisition of RJS Power and the spinoff from PPL, Talen Energy Supply agreed to indemnify PPL and its affiliates following the spinoff for liabilities primarily relating to the Talen Energy Supply business prior to the spinoff, as well as for losses arising out of breaches of Talen Energy's failure to perform covenants and agreements in the transaction agreements following the spinoff or arising out of breaches by the Riverstone Holders of certain representations and warranties in the transaction agreements.  Talen Energy Supply also agreed to indemnify PPL for liabilities relating to the employment or termination of service of PPL employees who primarily supported the Talen Energy Supply business prior to the spinoff (excluding however defined benefit pension obligations of PPL employees who terminated service prior to July 1, 2000 or who were not employed by Talen Energy Supply or its subsidiaries at the time of termination).  Talen Energy Supply also agreed to indemnify PPL from tax liabilities resulting from actions by Talen Energy following the closing resulting in the transaction failing to qualify for its intended tax-free treatment.

Talen Energy and/or its subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration.  The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, no significant payments have been made with respect to these types of guarantees and the probability of payment/performance under these guarantees is remote.

Talen Energy, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage provides maximum aggregate coverage of $100 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

11.  Related Party Transactions

Prior to the spinoff PPL Electric and PPL Services were affiliates of Talen Energy. The disclosures below provide information regarding transactions that occurred prior to June 1, 2015. After June 1, 2015, transactions with PPL Electric and PPL Services, or any other PPL subsidiaries are not related party transactions.

PLR Contracts/Sales of Accounts Receivable

PPL Electric holds competitive solicitations for PLR generation supply.  Talen Energy Marketing has been awarded a portion of the PLR generation supply through these competitive solicitations.  The sales between Talen Energy Marketing and PPL Electric for the two and five months ended May 31, 2015 and the three and six months ended June 30, 2014 are included in the Statements of Income as "Wholesale energy to affiliate" by Talen Energy.

PPL Electric's customers may choose an alternative supplier for their generation supply.  As part of a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers (including Talen Energy Marketing) at a discount. During the two and five months ended May 31, 2015, Talen Energy Marketing sold accounts receivable to PPL Electric of $53 million and $146 million, compared with $79 million and $184 million during the three and six month period ended June 30, 2014. Losses resulting from the sales of accounts receivable to PPL Electric during these periods were not material.

Support Costs

Prior to the spinoff, Talen Energy was provided with administrative, management and support services, primarily from PPL Services. Where applicable, the costs of these services were charged to Talen Energy Supply as direct support costs.  General costs that could not be directly attributed to a specific affiliate were allocated and charged to the respective affiliates, including Talen Energy Supply, as indirect support costs.  PPL Services used a three-factor methodology that includes the affiliates invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.

Talen Energy Supply was charged, primarily by PPL Services, the following amounts for the periods ended June 30, and believes these amounts were reasonable at the time, including amounts applied to accounts that are further distributed between capital and expense.

Three Months		Six Months
2015	2014	2015	2014
$18	$54	$67	$112

Transition Services Agreement

As part of the spinoff transaction, Talen Energy Supply entered into a TSA with Topaz Power Management, LP (an affiliate of Riverstone) for certain business administrative services. For the three and six months ended June 30, 2015, these costs which are recorded in "Other operation and maintenance" on the Statement of Income, were insignificant.

Gas Supply Contract

A subsidiary of Jade has a gas supply contract in place with TrailStone NA Logistics LLC (TrailStone), an affiliate of Riverstone, under which TrailStone supplies gas to the generation facilities owned by Jade. For the three and six months ended June 30, 2015, Talen Energy incurred $6 million of costs for these gas purchases, which are recorded in "Fuel" on the Statement of Income.

Other

See Note 5, Note 8, and Note 9 for discussions regarding intercompany allocations associated with income taxes, stock-based compensation, and defined benefits, respectively.

12.  Other Income (Expense) - net

Talen Energy's "Other Income (Expense) - net" for the three and six months ended June 30, 2015 and 2014 was primarily earnings on securities in NDT funds.

13.  Fair Value Measurements and Credit Concentration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and six months ended June 30, 2015 and 2014, there were no transfers between Level 1 and Level 2.  See Talen Energy Supply's Note 1 to the Financial Statements in the 2015 Prospectus for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$352	$352	$—	$—	$352	$352	$—	$—
Restricted cash and cash equivalents (a)	126	126	—	—	193	193	—	—
Price risk management assets:
Energy commodities	1,035	—	951	84	1,318	6	1,171	141
Total price risk management assets	1,035	—	951	84	1,318	6	1,171	141
NDT funds:
Cash and cash equivalents	15	15	—	—	19	19	—	—
Equity securities
U.S. large-cap	620	461	159	—	611	454	157	—
U.S. mid/small-cap	92	37	55	—	89	37	52	—
Debt securities
U.S. Treasury	87	87	—	—	99	99	—	—
U.S. government sponsored agency	8	—	8	—	9	—	9	—
Municipality	81	—	81	—	76	—	76	—
Investment-grade corporate	49	—	49	—	42	—	42	—
Other	6	—	6	—	3	—	3	—
Receivables (payables), net	—	(2)	2	—	2	—	2	—
Total NDT funds	958	598	360	—	950	609	341	—
Auction rate securities (b)	7	—	—	7	8	—	—	8
Total assets	$2,478	$1,076	$1,311	$91	$2,821	$1,160	$1,512	$149
Liabilities
Price risk management liabilities:
Energy commodities	$960	$—	$886	$74	$1,217	$5	$1,182	$30
Total price risk management liabilities	$960	$—	$886	$74	$1,217	$5	$1,182	$30

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)	Included in "Other investments" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Six Months
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$129	$8	$137	$111	$8	$119
Total realized/unrealized gains (losses)
Included in earnings	(124)	—	(124)	(141)	—	(141)
Purchases (a)	(39)	—	(39)	(39)	—	(39)
Sales	65	(1)	64	65	(1)	64
Settlements	(27)	—	(27)	3	—	3
Transfers into Level 3	6	—	6	10	—	10
Transfers out of Level 3	—	—	—	1	—	1
Balance at end of period	$10	$7	$17	$10	$7	$17

(a)	Positions acquired through the acquisition of RJS Power.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2014 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Six Months
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$17	$13	$30	$24	$16	$40
Total realized/unrealized gains (losses)
Included in earnings	72	—	72	(63)	—	(63)
Purchases	(6)	—	(6)	(6)	—	(6)
Sales	—	—	—	—	(3)	(3)
Settlements	(9)	—	(9)	119	—	119
Balance at end of period	$74	$13	$87	$74	$13	$87

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	June 30, 2015
Talen Energy	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$42	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (50%)
FTR purchase contracts (d)	(1)	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	(28)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
CRR purchase contracts (g)	(3)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
Auction rate securities (f)	7	Discounted cash flow	Modeled from SIFMA Index	53% - 71% (59%)

	December 31, 2014
Talen Energy	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$59	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (52%)
Power sales contracts (c)	(1)	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (59%)
FTR purchase contracts (d)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	50	Discounted cash flow	Proprietary model used to calculate forward prices	23% - 51% (45%)
Auction rate securities (f)	8	Discounted cash flow	Modeled from SIFMA Index	51% - 69% (63%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

(b)
As the forward price of natural gas increases/(decreases), the fair value of purchase contracts increases/(decreases).  As the forward price of natural gas increases/(decreases), the fair value of sales contracts (decreases)/increases.

(c)
As forward market prices increase/(decrease), the fair value of contracts (decreases)/increases.  As volumetric assumptions for contracts in a gain position increase/(decrease), the fair value of contracts increases/(decreases).  As volumetric assumptions for contracts in a loss position increase/(decrease), the fair value of the contracts (decreases)/increases.

(d)	As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).

(e)
The proprietary model used to calculate fair value incorporates market heat rates, correlations and volatilities.  As the market implied heat rate increases/(decreases), the fair value of purchased calls increases/(decreases).   As the market implied heat rate increases/(decreases), the fair value of sold calls (decreases)/increases.

(f)
The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

(g)	As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended June 30 are reported in the Statements of Income as follows:

	Three Months
	Energy Commodities, net
	Wholesale Energy		Retail Energy		Energy Purchases
	2015	2014	2015	2014	2015	2014
Total gains (losses) included in earnings	$(131)	$58	$8	$12	$(1)	$2
Change in unrealized gains (losses) relating to positions still held at the reporting date	(36)	47	7	10	(4)	(4)

	Six Months
	Energy Commodities, net
	Wholesale Energy		Retail Energy		Energy Purchases
	2015	2014	2015	2014	2015	2014
Total gains (losses) included in earnings	$(110)	$(31)	$(32)	$(51)	$1	$19
Change in unrealized gains (losses) relating to positions still held at the reporting date	(42)	(44)	—	(21)	(4)	(3)

Price Risk Management Assets/Liabilities - Energy Commodities

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative contracts, which are valued using the market approach and are classified as Level 1.  Level 2 contracts are valued using inputs which may include quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  Energy commodity contracts include forwards, futures, swaps, options and structured transactions and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and other standard industry models.  When the lowest level inputs that are significant to the fair value measurement of a contract are observable, the contract is classified as Level 2.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using Talen Energy's proprietary models which may include significant unobservable inputs such as delivery at a location where pricing is unobservable, delivery dates that are beyond the dates for which independent quotes are available, volumetric assumptions, implied volatilities, implied correlations, and market implied heat rates.  Forward transactions, including forward transactions classified as Level 3, are analyzed by Talen Energy's Risk Management department.  Accounting personnel interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on Talen Energy's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  Talen Energy's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2015 were changes in the availability of market information and changes in the significance of the unobservable inputs utilized in the valuation of the contracts.

NDT Funds

The market approach is used to measure the fair value of equity securities held in the NDT funds.

•	The fair value measurements of equity securities classified as Level 1 are based on quoted prices in active markets.

•
The fair value measurements of investments in commingled equity funds are classified as Level 2.  These fair value measurements are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.

The fair value of debt securities is generally measured using a market approach, including the use of pricing models which incorporate observable inputs.  Common inputs include benchmark yields, relevant trade data, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as payment data, future predicted cash flows, collateral performance and new issue data.

Auction Rate Securities

Auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  The probability of realizing losses on these securities is not significant.

The fair value of auction rate securities is estimated using an income approach that includes readily observable inputs, such as principal payments and discount curves for bonds with credit ratings and maturities similar to the securities, and unobservable inputs, such as future interest rates that are estimated based on the SIFMA Index, creditworthiness, and liquidity assumptions driven by the impact of auction failures.  When the present value of future interest payments is significant to the overall valuation, the auction rate securities are classified as Level 3.

Auction rate securities are valued by the Treasury department.  Accounting personnel interpret the analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

Nonrecurring Fair Value Measurements

The following nonrecurring fair value measurement occurred during the six months ended June 30, 2014, resulting in an asset impairment:

	Carrying Amount (a)	Fair Value Measurements Using Level 3	Loss (b)
Kerr Dam Project	$47	$29	$18

(a)	Represents carrying value before fair value measurement.

(b)	The loss on the Kerr Dam Project is included in "Other operation and maintenance" on the Statement of Income.

The significant unobservable inputs used in and the quantitative information about the nonrecurring fair value measurement of assets and liabilities classified as Level 3 are as follows:

	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average)(a)

Kerr Dam Project:
March 31, 2014	$29	Discounted cash flow	Proprietary model used to calculate plant value	38% (38%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

Kerr Dam Project

Talen Montana previously held a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes to Talen Montana is $18 million.  As a result of the decision, Talen Energy performed a recoverability test on the Kerr Dam Project and recorded an impairment charge. Talen Energy performed an internal analysis using an income approach based on discounted cash flows (a proprietary Talen Energy model) to assess the fair value of the Kerr Dam Project.  Assumptions used in the Talen Energy proprietary model were the conveyance price, forward energy price curves, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate.  Through this analysis, Talen Energy determined the fair value of the Kerr Dam Project to be $29 million at March 31, 2014. The Kerr Dam Project was included in the November 2014 sale of the Talen Montana hydroelectric facilities. See Note 7 for additional information on the sale of the Talen Montana hydroelectric facilities.

The assets were valued by the Talen Energy Financial Department. Accounting personnel interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of long-term debt on the Balance Sheets and its estimated fair values are set forth below.  The fair value was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporates the credit risk of Talen Energy Supply.  Long-term debt is classified as Level 2.

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,060	$4,036	$2,218	$2,204

The carrying value of short-term debt, when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

Credit Concentration Associated with Financial Instruments

Contracts are entered into with many entities for the purchase and sale of energy.  When NPNS is elected, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective. See Note 14 for information on credit policies used to manage credit risk, including master netting arrangements and collateral requirements.

At June 30, 2015, Talen Energy had credit exposure of $591 million from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, Talen Energy's credit exposure was reduced to $370 million.  The top ten counterparties, including their affiliates, accounted for $193 million, or 52%, of these exposures.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 93% of the top ten exposures.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.

14.  Derivative Instruments and Hedging Activities

Risk Management Objectives

Talen Energy has a risk management policy approved by the Talen Energy Corporation Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  A risk management committee, comprised of senior management and chaired by the Vice President-Chief Accounting and Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analysis, portfolio stress tests, cash flow at risk analysis, EBITDA, free cash flow and credit metric tolerances, sensitivity analysis and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as market liquidity and volumetric risks.  Forward and futures contracts, options, swaps and structured transactions are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure and interest rates. Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless NPNS is elected.

Talen Energy is subject to market risks, which are actively mitigated through the risk management programs described above. Such risks include:

•	Commodity price risk, including basis and volumetric risk

•	Interest rate risk

Commodity price risk

•
Talen Energy is exposed to commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities.

Interest rate risk

•	Talen Energy is exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance.

Talen Energy is exposed to credit risk from "in-the-money" commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers, financial institutions and other wholesale and retail customers.

The majority of Talen Energy's credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases.  If Talen Energy's counterparties fail to perform their obligations under such contracts and Talen Energy could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, Talen Energy would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.

Talen Energy has credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  Talen Energy may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 13 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

Talen Energy's obligation to return counterparty cash collateral under master netting arrangements was $10 million and $11 million at June 30, 2015 and December 31, 2014.

Talen Energy posted $4 million in cash collateral under master netting arrangements at June 30, 2015 and did not post any cash collateral at December 31, 2014.

See "Offsetting Derivative Investments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

Commodity Price Risk (Non-trading)

Commodity price risk, including basis and volumetric risk, is among Talen Energy's most significant risks due to the level of investment that Talen Energy maintains in its competitive generation assets.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

Talen Energy has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive generation fleet, which has a generation capacity of 14,962 MW (summer rating).  Talen Energy's portfolio also includes full-requirement sales contracts and related supply contracts and retail natural gas and electricity sale contracts. The strategies that Talen Energy uses to hedge its full-requirement sales contracts include supplying the energy, capacity and RECs from its generation assets and purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market.

Talen Energy enters into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities.  Certain contracts are non-derivatives or NPNS is elected and therefore they are not reflected in the financial statements until delivery. Talen Energy segregates its non-trading activities into two categories:  cash flow hedges and economic activity as discussed below.

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  In 2015 and 2014, there were no active cash flow hedges and there was no hedge ineffectiveness associated with energy derivatives. At June 30, 2015, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $16 million.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for the three and six months ended June 30, 2015 and 2014.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of Talen Energy's competitive generation assets and competitive full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations. The derivative contracts in this category that existed at June 30, 2015 range in maturity through 2020.

Examples of economic activity may include hedges on sales of nuclear, coal and hydroelectric generation, certain purchase contracts used to supply full-requirement sales contracts, FTRs, CRRs, or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying full-requirement sales contracts, Spark Spread hedging contracts, retail electric and natural gas activities, and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  Talen Energy also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, price exposure is generally capped at the price at which the generating unit would be dispatched and therefore does not expose Talen Energy to uncovered market price risk.

The unrealized gains (losses) for economic activity for the periods ended June 30 were as follows.

	Three Months		Six Months
	2015	2014	2015	2014
Operating Revenues
Wholesale energy	$(65)	$(91)	$(157)	$(880)
Retail energy	(9)	4	(22)	(22)
Operating Expenses
Fuel	16	7	16	6
Energy purchases	95	39	240	619

Commodity Price Risk (Trading)

Talen Energy has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, Talen Energy may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Wholesale energy" on the Statements of Income, were insignificant for the three and six months ended June 30, 2015 and were $44 million and $58 million for the three and six months ended June 30, 2014.

Commodity Volumes

At June 30, 2015, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2015 (b)	2016	2017	Thereafter
Power	MWh	(27,008,748)	(30,860,046)	(1,418,861)	(795,983)
Capacity	MW-Month	(1,402)	(878)	6	3
Gas	MMBtu	131,915,232	79,690,567	(4,928,278)	(4,089,820)
FTRs	MW-Month	3,178	2,870	—	—
Oil	Barrels	143,204	142,778	134,701	60,000
CRRs	MWh	1,128,574	1,393,430	—	—

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Represents balance of the current year.

Accounting and Reporting

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected.  NPNS contracts for Talen Energy include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such. Talen Energy has many physical and financial commodity purchases and sales contracts that economically hedge commodity price risk but do not receive hedge accounting treatment.  As such, realized and unrealized gains (losses) on these contracts are recorded currently in earnings.  Generally each contract is considered a unit of account and Talen Energy presents gains (losses) on physical and financial commodity sales contracts in "Wholesale energy" or "Retail energy" and (gains) losses on physical and financial commodity purchase contracts in "Fuel" or "Energy purchases" on the Statements of Income.  Certain of the economic hedging strategies employed by Talen Energy utilize a combination of financial purchases and sales contracts which are similarly reported gross as an expense and revenue, respectively, on the Statements of Income.  Talen Energy records realized hourly net sales or purchases of physical power with PJM in its Statements of Income as "Wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

See Talen Energy Supply's Notes 1 and 13 to the Financial Statements in the 2015 Prospectus for additional information on accounting policies related to derivative instruments.

The following table presents the fair value and location of commodity derivative instruments not designated as hedging instruments recorded on the Balance Sheets.

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:	$803	$761	$1,079	$1,024
Noncurrent:
Price Risk Management Assets/Liabilities:	232	199	239	193
Total derivatives	$1,035	$960	$1,318	$1,217

The following tables present the pre-tax effect of derivative instruments recognized in income for the periods ended June 30, 2015.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$2	$—
	Energy purchases	8	16
	Depreciation	—	1
Total		$10	$17

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Commodity contracts	Wholesale energy	$260	$31
	Retail energy	8	(31)
	Fuel	4	1
	Energy purchases	(182)	14
	Total	$90	$15

The following tables present the pre-tax effect of derivative instruments recognized in income for the periods ended June 30, 2014.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$2	$1
	Energy purchases	8	15
	Depreciation	—	1
	Discontinued operations	3	5
Total		$13	$22

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Commodity contracts	Wholesale energy (a)	$(95)	$(3,137)
	Retail energy	12	(52)
	Fuel	8	7
	Energy purchases (b)	78	2,442
	Discontinued operations	4	2
	Total	$7	$(738)

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.

(b)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

Offsetting Derivative Instruments

Certain subsidiaries of Talen Energy have master netting arrangements or similar agreements in place including derivative clearing agreements with futures commission merchants (FCMs) to permit the trading of cleared derivative products on one or more futures exchanges.  The clearing arrangements permit a FCM to use and apply any property in its possession as a setoff to pay amounts or discharge obligations owed by a customer upon default of the customer and typically do not place any restrictions on the FCM's use of collateral posted by the customer.  Certain subsidiaries of Talen Energy also enter into agreements pursuant to which they trade certain energy and other products.  Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to set off amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

Talen Energy has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivatives agreements.  The table below summarizes the energy commodities derivative positions presented in the balance sheets where a right of setoff exists under these arrangements and related cash collateral received or pledged.

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2015	$1,035	$795	$39	$201	$960	$795	$35	$130

December 31, 2014	$1,318	$1,060	$10	$248	$1,217	$1,060	$58	$99

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of Talen Energy.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these features also would allow the counterparty to require additional collateral upon each downgrade in the credit rating at levels that remain above investment grade.  In either case, if the credit rating were to fall below investment grade, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions. Talen Energy's credit rating is currently below investment grade.

Additionally, certain derivative contracts contain credit risk-related contingent features that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of Talen Energy's obligation under the contract.  A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity.  This would typically involve negotiations among the parties.  However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" features.

At June 30, 2015, derivative contracts in a net liability position that contain credit risk-related contingent features was $129 million, collateral posted on those positions was $139 million and the additional collateral requirements, primarily related to further adequate assurance features, is $16 million, which is net of receivables and payables already recorded on the Balance Sheet.

15.  Goodwill

The changes in carrying amount of Talen Energy's goodwill by segment were as follows.

	East	West	Total

Balance at December 31, 2014 (a)	$72	$—	$72
Provisional goodwill recognized during the period (b)	398	—	398
Balance at June 30, 2015 (a)	$470	$—	$470

(a) There were no accumulated impairment losses related to goodwill.
(b) Recognized as a result of the acquisition of RJS Power. See Note 7 for additional information.

16.  Asset Retirement Obligations

The changes in the carrying amounts of Talen Energy's AROs were as follows.

Balance at December 31, 2014	$425
Accretion expense	17
Changes in estimate of cash flow or settlement date	33
Obligations assumed in RJS Power acquisition	11
Obligations settled	(2)
Balance at June 30, 2015	$484

The amount reflected in "Changes in estimate of cash flow or settlement date" relates to AROs recorded as a result of a review of a new CCR rule. Further changes to AROs may be required as estimates are refined and analysis of the rule continues. See Note 10 for information on the CCR rule.

Substantially all of the ARO balances are classified as noncurrent at June 30, 2015 and December 31, 2014.

Talen Energy's most significant ARO recorded relates to the decommissioning of the Susquehanna nuclear plant. See Notes 13 and 17 for additional information on the assets in the NDT funds that are legally restricted for the purposes of settling this ARO.

17.  Available-for-Sale Securities

Securities held by Talen Energy's NDT funds and auction rate securities are classified as available-for-sale.  Available-for-sale securities are carried on the Balance Sheets at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of Talen Energy's available-for-sale securities.

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
NDT funds:
Cash and cash equivalents	$15	$—	$—	$15	$19	$—	$—	$19
Equity securities	292	420	—	712	283	417	—	700
Debt securities	225	7	1	231	218	11	—	229
Receivables/payables, net	—	—	—	—	2	—	—	2
Total NDT funds	$532	$427	$1	$958	$522	$428	$—	$950

Auction rate securities	$7	$—	$—	$7	$8	$—	$—	$8

See Note 13 for details on the securities held by the NDT funds.

There were no securities with credit losses at June 30, 2015 and December 31, 2014.

The following table shows the scheduled maturity dates of debt securities held at June 30, 2015.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 6-10 Years	Maturity in Excess of 10 Years	Total
Amortized cost	$10	$82	$75	$65	$232
Fair value	10	84	76	68	238

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended June 30.

	Three Months		Six Months
	2015	2014	2015	2014
Proceeds from sales of NDT securities (a)	$62	$38	$100	$65
Other proceeds from sales	—	—	—	3
Gross realized gains (b)	8	5	13	8
Gross realized losses (b)	6	3	9	4

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.

(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18.  Accumulated Other Comprehensive Income (Loss)

The after-tax changes in Talen Energy's AOCI by component for the periods ended June 30 were as follows.

	Unrealized gains (losses)		Defined benefit plans
	Available- for-sale securities	Qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
December 31, 2014	$202	$63	$7	$(295)	$(23)
Amounts arising during the period	1	—	(3)	46	44
Reclassifications from AOCI	(2)	(10)	(1)	9	(4)
Net OCI during the period	(1)	(10)	(4)	55	40
June 30, 2015	$201	$53	$3	$(240)	$17

December 31, 2013	$173	$88	$(4)	$(180)	$77
Amounts arising during the period	19	—	—	—	19
Reclassifications from AOCI	(2)	(13)	1	3	(11)
Net OCI during the period	17	(13)	1	3	8
June 30, 2014	$190	$75	$(3)	$(177)	$85

The following table presents the gains (losses) and related income taxes for reclassifications from Talen Energy's AOCI for the periods ended June 30.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 9 for additional information.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2015	2014	2015	2014	Statements of Income
Available-for-sale securities	$2	$2	$4	$4	Other Income (Expense) - net
Total Pre-tax	2	2	4	4
Income Taxes	(1)	(1)	(2)	(2)
Total After-tax	1	1	2	2

Qualifying derivatives
Commodity contracts	2	2	—	1	Wholesale energy
	8	8	16	15	Energy purchases
	—	3	—	5	Discontinued operations
	—	—	1	1	Other
Total Pre-tax	10	13	17	22
Income Taxes	(4)	(5)	(7)	(9)
Total After-tax	6	8	10	13

Defined benefit plans
Prior service costs	1	—	1	(2)
Net actuarial loss	(8)	(3)	(15)	(5)
Total Pre-tax	(7)	(3)	(14)	(7)
Income Taxes	3	1	6	3
Total After-tax	(4)	(2)	(8)	(4)
Total reclassifications during the period	$3	$7	$4	$11

19.  New Accounting Guidance Pending Adoption

Accounting for Revenue from Contracts with Customers

In May 2014, the FASB issued accounting guidance that establishes a comprehensive new model for the recognition of revenue from contracts with customers.  This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

This guidance can be applied using either a full retrospective or modified retrospective transition method. The FASB has affirmed a recent proposal to defer the effective date of the standard by one year, which for public business entities, would result in initial application of this guidance in annual reporting periods beginning after December 15, 2017 and interim periods within those years. The proposal allows entities to early adopt the guidance as of the original effective date of the standard, which for public business entities is annual reporting periods beginning after December 15, 2016. Pending the FASB's issuance of the effective date deferral, Talen Energy expects to adopt this guidance effective January 1, 2018.

Talen Energy is currently assessing the impact of adopting this guidance, as well as the transition method it will use.

Reporting Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued accounting guidance which will require management to assess, for each interim and annual period, whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern.  Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management is required to disclose information that enables users of the financial statements to understand the principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern and management's evaluation of the significance of those conditions or events.  If substantial doubt about the entity's ability to continue as a going concern has been alleviated as a result of management's plan, the entity should disclose information that allows the users of the financial statements to understand those plans.  If the substantial doubt about the entity's ability to continue as a going concern is not alleviated by management's plans, management's plans to mitigate the conditions or events that gave rise to the substantial doubt about the entity's ability to continue as a going concern should be disclosed, as well as a statement that there is substantial doubt the entity's ability to continue as a going concern within one year after the date the financial statements are issued.

For all entities, this guidance should be applied prospectively within the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted.

Talen Energy will adopt this guidance for the annual period ending December 31, 2016. The adoption of this guidance is not expected to have a significant impact.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued guidance that clarifies how current accounting guidance should be interpreted when evaluating the economic characteristics and risks of a host contract of a hybrid financial instrument issued in the form of a share.  This guidance does not change the current criteria for determining whether separation of an embedded derivative feature from a hybrid financial instrument is required.  Entities are still required to evaluate whether the economic risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria.

An entity should consider the substantive terms and features of the entire hybrid financial instrument, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract to determine whether the host contract is more akin to a debt instrument or more akin to an equity instrument.  An entity should assess the relative strength of the debt-like and equity-like terms and features when determining how to weight those terms and features.

For public business entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied using a modified retrospective method for existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year the guidance is adopted.  Early adoption is permitted.  Retrospective application is permitted but not required.

Talen Energy will adopt this guidance on January 1, 2016.  The adoption of this guidance is not expected to have a significant impact.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued accounting guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts.

For public business entities, this guidance should be applied retrospectively for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted.

Talen Energy will adopt this guidance on January 1, 2016. The adoption of this guidance will require Talen Energy to reclassify debt issuance costs from assets to long-term debt, and is not expected to have a significant impact.

Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by Talen Energy Corporation and Talen Energy Supply. Any information contained herein relating to an individual registrant is filed by such registrant solely on its own behalf, and neither registrant makes any representation as to information relating to the other registrant except that information relating to Talen Energy Supply and its subsidiaries is also attributed to Talen Energy Corporation and information relating to the subsidiaries of Talen Energy Supply is also attributed to Talen Energy Supply. As Talen Energy Corporation is substantially comprised of Talen Energy Supply and its subsidiaries, most disclosures refer to Talen Energy and are intended to be applicable to both registrants.  When identification of a particular entity is considered important to understanding the matter being disclosed, the specific entity’s name is used, in particular, for those few disclosures that apply only to Talen Energy Corporation.

Talen Energy Corporation's obligation to report under the Securities and Exchange Act of 1934, as amended, commenced on May 1, 2015, the date Talen Energy Corporation's Registration Statement on Form S-1 was declared effective by the SEC. Talen Energy Supply is a separate registrant and considered the predecessor of Talen Energy Corporation, therefore, the financial information prior to June 1, 2015 presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and six months of legacy Talen Energy Supply information consolidated with one month of RJS information from June 1, 2015, while the 2014 periods represent only legacy Talen Energy Supply information.

The following should be read in conjunction with the registrants' Condensed Consolidated Financial Statements and accompanying Notes and with the 2015 Prospectus.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview," which provides a description of Talen Energy and its business strategy, key performance measures and a discussion of other important financial and operational developments.

•
"Results of Operations" includes "Statement of Income Analysis," which addresses significant changes in principal line items on the Statements of Income comparing the three and six months ended June 30, 2015 with the same periods in 2014 on a GAAP basis. The "Margins" discussion, presented by segment, includes a reconciliation of the non-GAAP financial measure to operating income. The "EBITDA and Adjusted EBITDA" discussion, also presented by segment, includes a reconciliation of these non-GAAP financial measures to operating income and consolidated net income (loss).

•
"Financial Condition - Liquidity and Capital Resources," which provides an analysis of Talen Energy's liquidity positions and credit profiles.  This section also includes a discussion of rating agency actions and capital expenditure projections.

•	"Financial Condition - Risk Management," which provides an explanation of risk management programs relating to Talen Energy's market and credit risk.

Overview

Introduction

Talen Energy Corporation, through its principal subsidiary Talen Energy Supply, is a competitive energy and power generation company primarily engaged in the production and sale of electricity, capacity and related products. Talen Energy is headquartered in Allentown, Pennsylvania and owns and operates a portfolio of generation assets principally located in PJM and ERCOT.

In June 2014, PPL and Talen Energy Supply executed definitive agreements with Riverstone Holders to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy Corporation. On June 1, 2015, PPL completed the spinoff to PPL shareowners of a newly formed entity, Talen Energy Holdings, Inc. (Holdco), which at such time owned all of the membership interests of Talen Energy Supply and all of the common stock of Talen Energy Corporation. Immediately following the spinoff, Holdco merged with a special purpose subsidiary of Talen

Energy Corporation, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy Corporation and the sole owner of Talen Energy Supply. PPL does not have an ownership interest in Talen Energy Corporation after completion of the spinoff. Substantially contemporaneous with the spinoff and merger, RJS Power was contributed by the Riverstone Holders to become a subsidiary of Talen Energy Supply (referred to as the "combination" or the "acquisition"). Subsequent to the acquisition, RJS Power was merged into Talen Energy Supply. Talen Energy has treated the combination with RJS Power as an acquisition, with Talen Energy Supply considered the accounting acquirer in accordance with business combination accounting guidance. See Notes 1 and 7 to the Financial Statements for additional information on the spinoff and acquisition.

Talen Energy operates in two reportable segments: East and West. The East segment primarily includes the generating assets in PJM. This segment also includes marketing and trading activities as well as the legacy Talen Energy Supply coal fired facility, Colstrip, in Montana. The West segment includes the generating assets located in ERCOT. See Note 3 to the Financial Statements for additional information on segments.

Business Strategy

The strategy for Talen Energy is to optimize the value from its competitive power generation assets and marketing portfolio while mitigating near-term volatility in both cash flows and earnings metrics. Talen Energy endeavors to accomplish this by matching projected output from its generation assets with forward power sales in the wholesale and retail markets while effectively managing exposure to fuel price volatility, counterparty credit risk and operational risk. Talen Energy is focused on excellence in operations, including safety, disciplined investment and continuous improvement in operating efficiency, active asset optimization and cost management and the pursuit of value-enhancing growth opportunities.

To manage financing costs and access to credit markets, and to fund capital expenditures and growth opportunities, a key objective of Talen Energy is to maintain adequate liquidity positions. In addition, Talen Energy has financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units. To manage these risks, Talen Energy generally uses contracts such as forwards, options, swaps and insurance contracts primarily focused on mitigating forward market price risk within the next 12 month period.

Financial and Operational Developments

Key Performance Measures

In addition to operating income, Talen Energy utilizes EBITDA and Adjusted EBITDA, non-GAAP financial measures, as indicators of performance for its business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations. These and other GAAP and non-GAAP performance measures for the periods ended June 30 were as follows.

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Net Income (Loss)	$26	$13	100%	$122	$(53)	330%

Operating Income (Loss) (a)	$34	$16	113%	$212	$(63)	437%

EBITDA (a)(b)	$125	$99	26%	$387	$101	283%

Adjusted EBITDA (a)(b)	$171	$126	36%	$408	$361	13%

Margins (c)	$406	$372	9%	$834	$815	2%

(a)	See "Results of Operations - EBITDA and Adjusted EBITDA" below for results by segment.

(b)	See "Results of Operations - EBITDA and Adjusted EBITDA" below for reconciliations of these non-GAAP measures to related GAAP metrics.
(c) See "Results of Operations - Margins" below for reconciliations of this non-GAAP measure to a related GAAP metric.

See "Results of Operations" and "Liquidity and Capital Resources" below for discussion and analysis of results of operations and liquidity.

Other Financial and Operational Developments

Economic and Market Conditions

The businesses of Talen Energy are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, effluent limitation guidelines and MATS.  See "Financial Condition - Environmental Matters" below for additional information on these requirements.  During the second quarter of 2015, Talen Energy recorded increases to existing AROs of $33 million as a result of a review of a new CCR rule. Further changes to AROs may be required as estimates are refined and analysis of the rule continues.

The depressed levels of energy and capacity prices in PJM, as well as management's forward view of these prices using its fundamental pricing models, has put pressure on the recoverability assessment of Talen Energy's coal-fired generation assets.  In the third quarter of 2015, after updating its fundamental pricing models in conjunction with the PJM capacity auction results, management will consider whether any long-lived assets need to be assessed for impairment at that time.  The recoverability assessment is very sensitive to forward energy and capacity price assumptions, as well as forecasted operation and maintenance and capital spending.  Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operation and maintenance expenditures, could negatively impact Talen Energy's operations primarily at its PJM based coal-fired facilities and potentially result in future impairment charges for some or all of the carrying value of these plants.  The carrying value of Talen Energy's coal-fired generation assets was more than $3 billion as of June 30, 2015. Additionally, updates to the fundamental pricing models in conjunction with the PJM capacity auction results could be an indicator of goodwill impairment and management will consider whether the goodwill needs to be assessed for impairment at that time.

Talen Energy cannot predict the impact that future economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Anticipated Acquisition of MACH Gen, LLC

In July 2015, Talen Energy announced an agreement to acquire all of the membership interests of MACH Gen, LLC for $1.175 billion (including assumed debt), subject to working capital adjustments. MACH Gen, LLC's total generating capacity is approximately 2,500 MW. Talen Energy Supply has obtained a debt financing commitment sufficient to fund the cash purchase price (the "bridge facility"). The bridge facility will be used as a backstop in the event that alternative financing is not available at or prior to the closing of the acquisition. Financing for the acquisition may be secured or unsecured. The transaction is expected to close in 2015, pending regulatory approvals from the FERC, the DOJ and the New York Public Service Commission.

PJM Market Developments

As a result of unusually cold weather conditions in the first quarter of 2014, PJM determined that changes were necessary to ensure system reliability. In December 2014, PJM proposed to add an enhanced Capacity Performance (CP) product to the capacity market structure to permit additional compensation for generation owners/operators to make the necessary investments to maintain system reliability in exchange for stronger performance requirements. In June 2015, the FERC issued an order approving the PJM CP proposal largely as it was filed. PJM’s CP proposal will be in effect for the upcoming 2018/19 Reliability Pricing Market (RPM) Base Residual Auction that will be held beginning August 10, 2015. In July 2015, the FERC reversed its June decision in part and allowed DR and energy efficiency providers to participate in the 2016/17 and 2017/18 CP transition auctions, requiring a change in the auction timeline and effectively delaying those auctions until after the 2018/19 base residual auction. Also, late in 2014, the FERC approved changes to PJM's capacity market Variable Resource Requirement (VRR) curve. The VRR curve is a downward-sloping demand curve used by PJM to model sufficient capacity resources for PJM and set capacity prices. PJM's recent changes include a shift in the VRR curve, which signifies an increase in demand and therefore may put upward pressure on capacity prices. Additionally, there currently exists some uncertainty associated with DR providers' ability to participate in future energy and capacity auctions in PJM. The FERC rejected PJM's contingency plan to include DR in its capacity auctions in the event an appellate court ruling limiting the FERC's jurisdiction over DR providers' compensation is allowed to stand. The U.S. Solicitor General requested that the U.S. Supreme Court reconsider the May 2014 U.S. Court of Appeals for the D.C. Circuit Court ruling, holding that DR provider's compensation in organized energy markets was beyond the jurisdiction of the FERC and improperly infringed on state authority over retail load. On May 4, 2015, the U.S. Supreme Court agreed to review the ruling.

ERCOT Market and Developments

Talen Energy subsidiaries participate in ERCOT due to the acquisition of RJS Power. ERCOT manages the flow of electricity over more than 43,000 circuit miles of transmission to serve approximately 90% of the electric load in Texas. ERCOT has approximately 550 generation units and more than 74,000 MWs of generation capacity available for peak demand.

As an energy-only market, ERCOT’s market design is different from certain other competitive electricity markets in the U.S. Other markets, including PJM, maintain a mandatory minimum reserve margin through regulated planning, resource adequacy requirements and/or capacity markets, which guarantee payments to power generators for their investments. In contrast, ERCOT maintains a target planning reserve margin that is met by generation investment driven solely by energy price signals in ERCOT’s competitive electricity market and power generators are only paid for the amount of electricity produced.

The PUCT and ERCOT have taken significant measures to improve scarcity pricing in ERCOT. These measures include an increase in ERCOT’s system-wide offer cap from $7,000 per MWh to $9,000 per MWh effective June 1, 2015 and the implementation of an operating reserve demand curve in June 2014 that is expected to produce longer periods of gradually increasing scarcity prices.

ERCOT’s projected planning reserve margins do not take into account the potential impacts of upcoming EPA regulations, including EPA GHG regulations and the Regional Haze program rule. Recent ERCOT studies indicate that up to 8,700 MW of coal generation could be retired in ERCOT as a result of the combined potential impact of EPA GHG regulations, the Regional Haze program rule, and other EPA regulations.

Spinoff from PPL

Following the announcement of the transaction to form Talen Energy as discussed in "Introduction" above, efforts were initiated to identify the appropriate staffing for Talen Energy following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the Talen Energy organization and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Talen Energy Supply's Note 4 to the Financial Statements in the 2015 Prospectus for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to be completed by the end of 2015. At June 30, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $2 million and $9 million, which are included in "Other current liabilities" on the Balance Sheets.

In connection with the spinoff transaction, additional employee-related costs were incurred, which primarily included accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards primarily for Talen Energy Supply employees and for PPL employees who have become Talen Energy Supply employees in connection with the transaction.  These costs were recognized at the closing of the spinoff.  During the three and six months ended June 30, 2015, Talen Energy Supply recorded $25 million related to accelerated stock-based compensation and for pro-rated stock-based compensation awards. As the vesting for all Talen Energy Supply employees was accelerated and all remaining unrecognized compensation expense accelerated concurrently with the spinoff, Talen Energy does not expect to recognize future compensation costs for equity awards from PPL stock incentive programs held by Talen Energy Supply employees. See Note 8 to the Financial Statements for additional information on stock-based compensation.

In addition, during the three and six months ended June 30, 2015, Talen Energy incurred $8 million and $10 million of restructuring costs related to the spinoff transaction which are recorded in "Other operation and maintenance" on the Statements of Income.

Following the spinoff, certain services, including information technology, financial and accounting, human resource and other specified services are provided by PPL on a transition basis pursuant to the TSA. The TSA with PPL is for a period of up to two years from the date of the spinoff. For the three and six months ended June 30, 2015, the costs incurred for these services were not significant. See Note 11 to the Financial Statements for information on the TSA with Topaz Power Management, LP.

U.S. GAAP requires that a long-lived asset (or asset group) be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Similarly, a goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may be greater than its fair value. Due to the impairment of its investment in PPL Energy Supply recorded by PPL (Talen Energy's former parent) at the time of the spinoff, coupled with, and, primarily driven by, Talen Energy Corporation's stock price at the spinoff date, management has concluded that these factors could be potential indicators of impairment with respect to certain long-lived assets and goodwill. After considering additional information, Talen Energy determined that the undiscounted cash flows for potentially affected long-lived assets would not be directly impacted by these factors and therefore concluded that the undiscounted cash flows continued to exceed the carrying value and no further testing of long-lived assets was necessary. Management also performed an interim goodwill impairment assessment as of June 1, 2015, the spinoff and acquisition date. The goodwill impairment analysis is a two-step process. The first step, used to identify potential impairment, is a comparison of the reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired. If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment. The second step requires a company to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation. The East reporting unit, which is equivalent to the East segment, failed step one. While the step two analysis is currently in process, management’s current estimate is that no goodwill impairment charge is required to be recorded. There was $72 million of goodwill recorded on the balance sheet at spinoff and an additional $398 million was recorded on June 1, 2015 based on the provisional purchase price allocation for the RJS Power acquisition. Talen Energy expects to finalize the purchase price allocation and intends to complete the goodwill impairment analysis in the third quarter of 2015.

While Talen Energy believes the assumptions used in the interim impairment analysis are reasonable, the analysis is sensitive to adverse changes in the assumptions used in the valuations. In particular, changes in the projected cash flows, discount rates, the terminal year growth rate and market multiple assumptions and Talen Energy Corporation's stock price expectations could produce significantly different results for the impairment analysis. Additionally, valuations for various assets and liabilities that need to be fair valued to complete the assessment will be completed during the third quarter which could result in a different determination of how much, if any, goodwill could be impaired. Changes in these assumptions and resulting valuations or further declines in Talen Energy Corporation's stock price could result in future goodwill impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment.

In connection with the FERC approval of the combination of Talen Energy Supply with RJS Power, PPL, Talen Energy and RJS Power agreed that within twelve months following the closing of the transaction, Talen Energy will enter into an agreement to divest between 1,300 MW and 1,400 MW of assets in one of two groups of assets (both of which include the Sapphire facilities within PJM and the first of which also includes the Holtwood, Wallenpaupack and Crane facilities and the other of which includes the Ironwood facility), and to limit PJM energy market offers from assets it would retain in the other group to cost-based offers. The package chosen and the eventual sales price and timing of the dispositions will depend upon, among other factors, market conditions and the relative economic value of offers received.

Susquehanna Nuclear Turbine Blade Inspection

Susquehanna Nuclear continues to make modifications to address the causes of turbine blade cracking first identified in 2011 at the Susquehanna nuclear plant.  Unit 1 completed its planned refueling and turbine inspection outage in June 2014 and installed newly designed shorter last stage blades on one of the low pressure turbines.  This change allowed Unit 1 to run with reduced blade vibration and no identified cracking during 2014. In the first, second and third quarters of 2014, Unit 2 was shut down for blade inspection and replacement, as well as additional maintenance.  The financial impact of the Unit 2 outages was not material.  Based on the positive experience on Unit 1, the same short blade modifications were installed on two of the three turbines on Unit 2 during the spring 2015 scheduled refueling outage. All remaining turbine blade modifications are scheduled to be performed during planned refueling and maintenance outages. Inspections will be performed over the next several maintenance cycles to validate the performance of the modifications and ensure that the problem has been corrected. Susquehanna Nuclear does not expect additional unscheduled turbine maintenance outages as the vendor has finalized the root cause assessment and believes the short blade modifications will resolve the issue.

IRS Audits for 1998 - 2011

In February 2015, PPL and the IRS Appeals division reached a tentative settlement on PPL's open audits for the years 1998 - 2011. The settlement was required to be reviewed and approved by the Joint Committee on Taxation (JCT) before considered final. In April 2015, PPL was notified that the JCT approved PPL's settlement.  During the three and six months ended June 30, 2015, Talen Energy recorded a tax benefit of $12 million for its portion of the settlement of previously unrecognized tax benefits.

Anticipated Disposition of Mechanical Contracting Subsidiaries and Renewable Energy Business
Talen Energy is considering divesting its mechanical and engineering contracting subsidiaries. In June 2015, Talen Energy announced the execution of an agreement to sell its renewable energy business for $116 million in cash, subject to customary purchase price adjustments. The transaction is expected to close by the end of 2015, subject to regulatory approvals. These potential/expected divestitures are not expected to have a significant impact on Talen Energy's financial condition and results of operations.

Results of Operations

As a result of the RJS Power acquisition on June 1, 2015, Raven's and Jade's results (since the date of acquisition) are included in Talen Energy's results for the three and six months ended June 30, 2015. When discussing Talen Energy's results of operations for 2015 compared with 2014, the results of Raven and Jade are isolated for purposes of comparability. Sapphire has been classified as part of discontinued operations. See Note 7 to the Financial Statements for additional information.

The discussion within "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and six months ended June 30, 2015 with the same periods in 2014 on a GAAP basis. The "Margins" discussion, presented by segment, includes a reconciliation of the non-GAAP financial measure to operating income. The "EBITDA and Adjusted EBITDA" discussion, also presented by segment, includes a reconciliation of the non-GAAP financial measures to operating income and consolidated net income.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," the rest of this "Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Financial Statements in this Form 10-Q and "Business" and "Risk Factors" in the 2015 Prospectus for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA

Statement of Income Analysis --

	Three Months			Six Months
	2015	2014	$ Change	2015	2014	$ Change
Wholesale energy (a)	673	551	122	1,195	(906)	2,101
Wholesale energy to affiliate	5	21	(16)	14	48	(34)
Retail energy (a)	243	280	(37)	554	630	(76)
Energy-related business	144	155	(11)	248	280	(32)
Total operating revenues	1,065	1,007	58	2,011	52	1,959
Fuel (a)	200	259	(59)	551	741	(190)
Energy purchases (a)	289	203	86	290	(1,601)	1,891
Other operation and maintenance	305	285	20	531	514	17
Depreciation	87	76	11	164	151	13
Taxes, other than income	15	13	2	30	31	(1)
Energy-related business	135	155	(20)	233	279	(46)
Total operating expenses	1,031	991	40	1,799	115	1,684
Operating Income (Loss)	34	16	18	212	(63)	275
Other Income (Expense) - net	3	7	(4)	10	13	(3)
Interest Expense	55	32	23	91	64	27
Income Taxes	(43)	(11)	(32)	10	(58)	68
Net Income (Loss)	25	2	23	121	(56)	177

(a) Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

See below for a discussion of the components of the changes to Net Income (Loss) for the periods. The changes in Net Income (Loss) and Operating Income (Loss) from period to period were, in part, attributable to the acquisition of RJS Power and several items that management believes are not indicative of ongoing operations. See the "EBITDA and Adjusted EBITDA" discussion below for information on these items.

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2015 compared with 2014 are included below within "Margins" and are not discussed separately.

	Three Months	Six Months
Wholesale energy (a)	$122	$2,101
Wholesale energy to affiliate (b)	(16)	(34)
Retail energy	(37)	(76)
Fuel	(59)	(190)
Energy purchases (c)	86	1,891

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.

(b)
The three and six months ended June 30, 2015, includes a $7 million decrease related to prior periods and the receipt of revenue under a transmission operating agreement with Talen Energy Supply's former affiliate, PPL Electric. See Note 1 to the Financial Statements for additional information.

(c)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

Energy-Related Businesses

Net contributions from energy-related businesses increased by $9 million and $14 million for the three and six months ended June 30, 2015 compared with 2014 due to higher margins on existing construction projects at the mechanical contracting and engineering subsidiaries.

Talen Energy is considering divesting its mechanical and engineering contracting subsidiaries. The potential divestiture is not expected to have a significant impact on the financial condition and results of operations of Talen Energy.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months
Talen Energy Marketing (a)	$(10)	$(19)
Separation benefits (b)	(23)	(23)
Accelerated stock-based compensation (c)	25	25
Restructuring costs (d)	8	10
TSA costs	5	5
Raven and Jade (e)	15	15
Other	—	4
Total	$20	$17

(a)	The decrease for the three and six month periods was primarily due to lower labor costs attributable to restructuring activities.

(b)
The decrease for the three and six month periods was due to bargaining unit one-time voluntary retirement benefits recorded as a result of the ratification of the IBEW Local 1600 three year labor agreement in June 2014.

(c)	See Note 1 to the Financial Statements for additional information.

(d)	The increase for the three and six month periods was due to costs recorded in 2015 related to the spinoff transaction, including FERC-required mitigation plan expenses and legal and professional fees.

(e)	There are no comparable amounts in the 2014 periods as Raven and Jade were part of the June 1, 2015 RJS Power acquisition.

Depreciation

Depreciation increased by $11 million and $13 million for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to $9 million related to Raven and Jade as they were part of the June 1, 2015 RJS Power acquisition. There are no comparable amounts in 2014 for Raven and Jade.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months
Long-term debt interest expense (a)	$8	$6
Short-term debt interest expense	2	6
Amortization (b)	12	12
Other	1	3
Total	$23	$27

(a)
The increase was due to a debt issuance in May 2015, and the assumption of an RJS Power subsidiary's debt in June 2015 in connection with the RJS Power acquisition, partially offset by a debt maturity in August 2014. See Note 7 to the Financial Statements for information on the acquisition.

(b)	The increase was due to the termination of Talen Energy Supply's $3 billion syndicated credit facility in connection with the spinoff.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2015 and 2014 was due to:

	Three Months	Six Months
Change in pre-tax income at current tax rates	$(3)	$82
Federal and state uncertain tax benefits recognized (a)	(12)	(12)
State deferred tax rate change (b)	(17)	(17)
Other (c)	—	15
Total	$(32)	$68

(a)	In 2015, open audits for the years 2008 - 2011 were settled with the IRS resulting in a tax benefit of $12 million, which was recorded for the three and six months ended June 30, 2015.

(b)
The three and six months ended June 30, 2015, included a tax benefit of $17 million related to state deferred tax liabilities for changes in state apportionment and the impact on the future estimated state income tax rate as a result of the acquisition of RJS Power.

(c)	The three and six months ended June 30, 2014 included credits of $9 million for certain adjustments. See Note 5 to the Financial Statements for additional information.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) for the three and six month periods ended June 30, 2015 includes the results of operations of Sapphire, which is expected to be disposed of under a mitigation plan as part of FERC approval of the combination with RJS Power in connection with the spinoff transaction. The three and six month periods ended June 30, 2014 include the Montana hydroelectric generating facilities which were sold in November 2014.  See "Discontinued Operations" in Note 7 to the Financial Statements for additional information.

Margins

Management utilizes "Margins," a non-GAAP financial measure, as another indicator of performance for its business.

"Margins" is defined as, energy revenues offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, and gross receipts tax, recorded in "Taxes, other than income." This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Margins." This volatility stems from a number of factors, including the required netting of certain transactions with ISOs, RTOs and significant fluctuations in unrealized gains and losses. Such factors could result in gains or losses being recorded in either "Wholesale energy," "Retail energy" or "Energy purchases" on the Statements of Income. This performance measure includes PLR revenues from energy sales to PPL Electric by Talen Energy Marketing, which prior to June 1, 2015, are reflected in "Wholesale energy to affiliate" in the reconciliation table below. "Margins" excludes unrealized (gains) losses on: energy related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities; and trading activities. These derivatives are subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged or when realized. Energy related economic activity includes the ineffective portion of qualifying cash flow hedges and premium amortization associated with options. Unrealized gains and losses related to derivatives and premium amortization associated with options are deferred and included in "Margins" over the delivery period of the item that was hedged or upon realization.

This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance. Other companies may use different measures to analyze and report their results of operations. Management believes this measure provides additional useful criteria to make investment decisions. This performance measure is used, in conjunction with other information, by senior management to manage Talen Energy's operations and analyze actual results compared with budget and, in certain cases, as measures of certain corporate financial goals used to determine variable compensation.

Reconciliation of Margins

The following tables contain the components from the Statements of Income that are included in Margins and a reconciliation to "Operating Income" for the periods ended June 30.

	Three Months
	2015					2014
			Reconciling		Operating			Reconciling		Operating
	East	West	Items (a)		Income (b)	East	West	Items (a)		Income (b)
Operating Revenues
Wholesale energy	$731	$20	$(78	) (c)	$673	$605	$—	$(54	) (c)	$551
Wholesale energy to affiliate	5	—	—		5	21	—	—		21
Retail energy	260	—	(17	) (c)	243	276	—	4	(c)	280
Energy-related businesses	—	—	144		144	—	—	155		155
Total Operating Revenues	996	20	49		1,065	902	—	105		1,007

Operating Expenses
Fuel	200	6	(6	) (c)	200	266	—	(7	) (c)	259
Energy purchases	381	8	(100	) (c)	289	246	—	(43	) (c)	203
Other operation and maintenance	3	—	302		305	6	—	279		285
Depreciation	—	—	87		87	—	—	76		76
Taxes, other than income	10	—	5		15	10	—	3		13
Energy-related businesses	2	—	133		135	2	—	153		155
Total Operating Expenses	596	14	421		1,031	530	—	461		991
Total (d)	$400	$6	$(372)		$34	$372	$—	$(356)		$16

	Six Months
	2015					2014
	East	West	Reconciling Items (a)		Operating Income (b)	East	West	Reconciling Items (a)		Operating Income (b)
Operating Revenues
Wholesale energy	$1,347	$20	$(172	) (c)	$1,195	$(72)	$—	$(834	) (c)	$(906)
Wholesale energy to affiliate	14	—	—		14	48	—	—		48
Retail energy	584	—	(30	) (c)	554	653	—	(23	) (c)	630
Energy-related businesses	—	—	248		248	—	—	280		280
Total Operating Revenues	1,945	20	46		2,011	629	—	(577)		52

Operating Expenses
Fuel	551	6	(6	) (c)	551	747	—	(6	) (c)	741
Energy purchases	533	8	(251	) (c)	290	(973)	—	(628	) (c)	(1,601)
Other operation and maintenance	7	—	524		531	13	—	501		514
Depreciation	—	—	164		164	—	—	151		151
Taxes, other than income	22	—	8		30	23	—	8		31
Energy-related businesses	4	—	229		233	4	—	275		279
Total Operating Expenses	1,117	14	668		1,799	(186)	—	301		115
Total (d)	$828	$6	$(622)		$212	$815	$—	$(878)		$(63)

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)
Includes unrealized gains (losses) on energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements. Also includes unrealized gains (losses) on trading activity of $(34) million and $(33) million for the three and six months ended June 30, 2015 and $40 million and $55 million for the same periods in 2014. Amounts have been adjusted for option premiums of $4 million and $9 million for the three and six months ended June 30, 2015 and insignificant amounts for the same periods in 2014.

(d)
See below for information on margins related to the Sapphire portfolio, the revenues and expenses of which, are classified as discontinued operations. See Note 7 to the Financial Statements for more information.

Changes in Margins

The following table shows Margins by segment, for the three and six months ended June 30 as well as the change between periods. Margins do not include operations related to those assets classified as discontinued operations. The factors that gave rise to the changes are described following the table.

	Three Months			Six Months
	2015	2014	Change	2015	2014	Change
East (a)	$400	$372	$28	$828	$815	$13
West	6	—	6	6	—	6
Total	$406	$372	$34	$834	$815	$19

(a)	Excludes Sapphire margins of $5 million for the three and six months ended June 30, 2015, which are classified as discontinued operations. See Note 7 to the Financial Statements for more information.

Margins

East Segment

Changes in East segment margins are partially due to the RJS acquisition effective June 1, 2015. The Raven portfolio and Sapphire's heat rate call options are included in the East segment.

The increase in East segment margins for the three months ended June 30, 2015 compared with 2014 is primarily due to asset portfolio optimization of $25 million, the RJS acquisition of $22 million, improved spark spreads of $14 million and higher nuclear generation volume of $14 million, partially offset by lower capacity prices of $37 million and lower coal/hydro generation volume of $12 million.

The increase in East segment margins for the six months ended June 30, 2015 compared with 2014 is primarily due to asset portfolio optimization of $68 million, improved spark spreads of $40 million, higher nuclear generation volume of $39 million and the RJS acquisition of $22 million, partially offset by lower capacity prices of $106 million, unusual market and weather volatility in 2014 as discussed below of $38 million and lower coal/hydro generation volume of $15 million.

During the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns, causing rising natural gas and electricity prices in spot and near-term forward markets. Due to these market dynamics, Talen Energy captured opportunities on unhedged generation, which were offset primarily by losses incurred by under-hedged full-requirement sales contracts and retail electric portfolios, which were not fully hedged or able to be fully hedged given the extreme load conditions and lack of market liquidity.

West Segment

The increase in West segment margins for the three and six months ended June 30, 2015 compared with 2014 is due to the RJS acquisition effective June 1, 2015. The West segment includes the Jade portfolio.

EBITDA and Adjusted EBITDA

In addition to operating income, Talen Energy utilizes EBITDA and Adjusted EBITDA, non-GAAP financial measures as indicators of performance for its business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations.

EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other items that management believes are not indicative of ongoing operations including unrealized gains and losses on derivative contracts, stock-based compensation expense, asset retirement obligation accretion, gains and losses on securities in the NDT funds, gains or losses on sales, dispositions or retirements of assets and transition, transaction and restructuring costs.

EBITDA and Adjusted EBITDA are not intended to represent cash flows from operations, operating income (loss) or net income (loss) as defined by U.S. GAAP as indicators of operating performance and are not necessarily comparable to similarly-titled measures reported by other companies. Management cautions investors that amounts presented in accordance with Talen Energy's definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. Talen Energy believes EBITDA and Adjusted EBITDA are useful to investors and other users of these financial statements in evaluating Talen Energy’s operating performance because they provide additional tools to compare business performance across companies and across periods. Talen Energy believes that EBITDA is widely used by investors to measure a company’s operating performance without regard to such items as interest expense, income taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, Talen Energy believes that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. Talen Energy adjusts for these and other items; as management believes that these items would distort their ability to efficiently view and assess the company’s core operating trends. In summary, management uses EBITDA and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as measures for planning and forecasting overall expectations and for evaluating actual results against such expectations, as measures of certain corporate financial goals used to determine variable compensation and in communications with the Talen Energy Corporation Board of Directors, senior management, shareholders, creditors, analysts and investors concerning Talen Energy's financial performance.

Reconciliations of EBITDA and Adjusted EBITDA

The tables below provides reconciliations of EBITDA and Adjusted EBITDA to operating income on a segment basis and to net income (loss) on a consolidated basis for the periods ended June 30.

	Three Months Ended June 30, 2015
	East	West	Other	Total
Net income (loss)				$26
(Income) loss from discontinued operations (net of tax)				(1)
Interest expense				55
Income taxes				(43)
Other (income) expense - net				(3)
Operating income (loss)	$132	$(6)	$(92)	$34
Depreciation	83	3	1	87
Other income (expense) - net	4	—	(1)	3
Sapphire EBITDA (a)	1	—	—	1
EBITDA	$220	$(3)	$(92)	$125
Unrealized (gain) loss on derivative contracts (b)	(12)	5	—	(7)
Stock-based compensation expense (c)	(8)	—	39	31
(Gain) loss from NDT funds	(4)	—	—	(4)
ARO accretion	8	—	—	8
TSA costs	—	—	5	5
Separation benefits	—	—	2	2
Terminated derivative contracts (f)	(13)	—	—	(13)
Revenue adjustment (g)	7	—	—	7
RJS transaction costs	—	—	5	5
Restructuring costs (h)	—	—	8	8
Other (i)	4	—	—	4
Adjusted EBITDA	$202	$2	$(33)	$171

	Three Months Ended June 30, 2014
	East	West	Other	Total
Net income (loss)				$13
(Income) loss from discontinued operations (net of tax)				(11)
Interest expense				32
Income taxes				(11)
Other (income) expense - net				(7)
Operating income (loss)	$86	$—	$(70)	$16
Other income (expense) - net	6	—	1	7
Depreciation	76	—	—	76
EBITDA	$168	$—	$(69)	$99
Unrealized (gain) loss on derivative contracts (b)	(1)	—	—	(1)
Stock-based compensation expense (c)	—	—	3	3
(Gain) loss from NDT funds	(5)	—	—	(5)
ARO accretion	7	—	—	7
Separation benefits (e)	—	—	22	22
Other (i)	1	—	—	1
Adjusted EBITDA	$170	$—	$(44)	$126

	Six Months Ended June 30, 2015
	East	West	Other	Total
Net income (loss)				$122
(Income) loss from discontinued operations (net of tax)				(1)
Interest expense				91
Income taxes				10
Other (income) expense - net				(10)
Operating income (loss)	$362	$(6)	$(144)	$212
Depreciation	160	3	1	164
Other income (expense) - net	11	—	(1)	10
Sapphire EBITDA (a)	1	—	—	1
EBITDA	$534	$(3)	$(144)	$387
Unrealized (gain) loss on derivative contracts (b)	(58)	5	—	(53)
Stock-based compensation expense (c)	—	—	40	40
(Gain) loss from NDT funds	(10)	—	—	(10)
ARO accretion	17	—	—	17
TSA costs	—	—	5	5
Separation benefits	—	—	2	2
Corette closure costs (e)	4	—	—	4
Terminated derivative contracts (f)	(13)	—	—	(13)
Revenue adjustment (g)	7	—	—	7
RJS transaction costs	—	—	5	5
Restructuring costs (h)	—	—	10	10
Other (i)	7	—	—	7
Adjusted EBITDA	$488	$2	$(82)	$408

	Six Months Ended June 30, 2014
	East	West	Other	Total
Net income (loss)				$(53)
(Income) loss from discontinued operations (net of tax)				(3)
Interest expense				64
Income taxes				(58)
Other (income) expense - net				(13)
Operating income (loss)	$65	$—	$(128)	$(63)
Other income (expense) net	11	—	2	13
Depreciation	151	—	—	151
EBITDA	$227	$—	$(126)	$101
Unrealized (gain) loss on derivative contracts (b)	218	—	—	218
Stock-based compensation expense (c)	—	—	12	12
(Gain) loss from NDT funds	(11)	—	—	(11)
ARO accretion	15	—	—	15
Separation benefits (d)	—	—	22	22
Other (i)	4	—	—	4
Adjusted EBITDA	$453	$—	$(92)	$361

(a)	Sapphire has been classified as discontinued operations since its June 1, 2015 acquisition. See Note 7 to the Financial Statements for additional information.

(b)
Represents unrealized gains (losses) on derivatives. See "Commodity Price Risk (Non-trading) - Economic Activity" and "Commodity Price Risk (Trading)" in Note 14 to the Financial Statements for additional information on derivatives. Amounts have been adjusted for option premiums of $4 million and $9 million for the three and six months ended June 30, 2015 and insignificant amounts for the same periods in 2014.

(c)	For periods prior to June 2015, represents the portion of PPL's stock-based compensation cost allocable to Talen Energy. Amounts for the 2014 periods were cash settled with a former affiliate.

(d)
In June 2014, Talen Energy Supply's largest IBEW local ratified a new three-year labor agreement. In connection with the new agreement, estimated bargaining unit one-time voluntary retirement benefits were recorded.

(e)	Operations were suspended and the Corette plant was retired in March 2015.

(f)	Represents net realized gains on certain derivative contracts that were early-terminated due to the spinoff transaction.

(g)
Relates to a prior period revenue adjustment for the receipt of revenue under a transmission operating agreement with Talen Energy Supply's former affiliate, PPL Electric. See Note 1 to the Financial Statements for additional information.

(h)	Costs related to the spinoff transaction, including FERC-required mitigation plan expenses and legal and professional fees.

(i)	All periods include OCI amortization on non-active derivative positions and the 2015 periods include an asset write-off.

Changes in Adjusted EBITDA

The following table shows Adjusted EBITDA by segment for the three and six months ended June 30 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months			Six Months
	2015	2014	Change	2015	2014	Change
East	$202	$170	$32	$488	$453	$35
West	2	—	2	2	—	2
Other	(33)	(44)	11	(82)	(92)	10
Total	$171	$126	$45	$408	$361	$47

The increase for the three month period for the East segment was primarily due to higher margins driven by the addition of Raven margins, improved spark spreads, asset portfolio optimization, and shorter planned outage duration at the Susquehanna nuclear plant, partially offset by lower capacity prices and lower coal and hydroelectric generation volumes.

The increase for the six month period for the East segment was primarily due to higher margins driven by the addition of the Raven margins, asset portfolio optimization, higher nuclear generation volume and improved spark spreads, partially offset by lower capacity prices and the net benefit of unusual market and weather volatility in the first quarter of 2014.

See "Margins" and "Statement of Income Analysis" above for a more detailed analysis of the changes.

Financial Condition
Liquidity and Capital Resources

Talen Energy had the following at:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$352	$352
Short-term debt	—	630

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, and the changes between periods were as follows.

	2015	2014	Change - Cash Provided (Used)
Operating activities	$355	$290	$65
Investing activities	(127)	(403)	276
Financing activities	(228)	138	(366)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2015 compared with 2014 were as follows.

Change - Cash Provided (Used)
Net income	$175
Non-cash components	(173)
Working capital	113
Defined benefit plan funding	(42)
Other operating activities	(8)
Total	$65

Net income improved by $175 million between the periods; however, it was primarily offset by $173 million of non-cash components. The non-cash components consisted primarily of an increase in unrealized gains on hedging and other hedging activities of $272 million, partially offset by an increase in deferred tax expense of $74 million. The decrease in cash from operating activities from changes in working capital was partially due to a decrease in accounts receivable, fuel, materials and supplies, prepayments and increases in counterparty collateral (due in part to market price movement) and in net cash received on power options, partially offset by decreases in accounts payable (including PPL accounts payable). The decrease to accounts payable was related to the change in market prices of gas and the settlement of the PPL affiliated accounts payable in advance of the June 1, 2015 spinoff. The decrease in prepayments was primarily due to the receipt of a tax refund in 2015.

Investing Activities

The $276 million reduction in cash used in investing activities for the six months ended June 30, 2015 compared with 2014 primarily reflects activity that occurred in 2014 that did not occur in 2015. In 2014, Talen Energy experienced an increase of $258 million in restricted cash related to collateral requirements to support its commodity hedging program, primarily due to higher 2014 forward energy commodity prices. This was partially offset by the receipt of $56 million related to a U.S. Department of the Treasury grant for the Rainbow Dam capital project.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2015 compared with 2014 were as follows.

Change - Cash Provided (Used)
Capital contributions from/distributions to predecessor member, net	$51
Change in debt issuances	600
Change in short-term debt, net	(992)
Other	(25)
Total	$(366)

Talen Energy required $366 million less in financing sources for the six months ended June 30, 2015 compared with 2014. In 2015, $591 million of proceeds from the issuance of $600 million of long-term debt was used to repay all then-outstanding short-term borrowings. The remaining decline in cash provided by financing activities related to the cash inflow in 2014 from short-term debt borrowings of $324 million, which was needed at that time due to increased collateral requirements to support its commodity hedging program.

Changes in short-term debt in 2015 include a $38 million repayment made as part of the RJS Power acquisition for the outstanding borrowings under the then-outstanding RJS Power Holdings, LLC credit facility. The facility was terminated in connection with the acquisition.

See Note 6 to the Financial Statements for information on 2015 short and long-term debt activity. See the 2015 Prospectus for information on 2014 activity.

Credit Facilities

Talen Energy Supply maintains a syndicated secured credit facility to enhance liquidity and provide credit support.  The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheet.  At June 30, 2015, the total committed borrowing capacity under this syndicated secured credit facility and the use of this borrowing capacity were:

Committed Capacity (a)(b)	Borrowed	Letters of Credit Issued	Unused Capacity
$1,850	$—	$309	$1,541

(a)
Facility was entered into on June 1, 2015 in connection with the completion of the spinoff transaction and replaced Talen Energy Supply's previously existing unsecured syndicated facility. Talen Energy Supply is the borrower under the facility. The $630 million of outstanding principal amounts at December 31, 2014 under the old facility were repaid prior to the termination of the old facility and outstanding letters of credit were transferred to this new facility.

(b)	The commitments under the credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 7% of the total committed capacity.

Talen Energy Supply is seeking to amend its $800 million energy marketing and trading facility to secure the facility counterparties with the same collateral that secures the syndicated secured credit facility described above, increase the amount of the facility up to as much as $1.3 billion, and to make certain other changes which are expected to include releasing Montour, LLC and Brunner Island, LLC as obligors under the facility.

See Note 6 to the Financial Statements for further discussion of Talen Energy Supply's credit facilities.

Long-term Debt

In May 2015, Talen Energy Supply issued $600 million of 6.50% of Senior Unsecured Notes due 2025. Talen Energy Supply received proceeds of $591 million, net of underwriting fees, which were used for repayment of short-term debt. The notes may be redeemed at Talen Energy Supply's option, in whole at any time or in part from time to time, prior to June 1, 2020 at a price equal to 100% of their principal amount plus a make-whole premium and on or after June 1, 2020 at specified redemption prices. In addition, on or prior to June 1, 2018, up to 35% of the notes may be redeemed by Talen Energy Supply with proceeds from certain equity offerings at a price equal to 106.5% of the principal amount.

On June 1, 2015, Talen Energy Supply assumed $1.25 billion of RJS Power Holdings, LLC's 5.125% Senior Notes due 2019 as a result of the merger of RJS Power Holdings LLC into Talen Energy Supply, by which Talen Energy Supply became the obligor of these notes. In connection with this event and pursuant to the terms of the indenture governing the notes, the coupon on the notes was reduced to 4.625% in July 2015.

Rating Agency Actions

Moody's and S&P periodically review the credit ratings on the debt of Talen Energy Supply.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of Talen Energy Supply are based on information provided by Talen Energy and other sources.  The ratings of Moody's and S&P are not a recommendation to buy, sell or hold any debt securities of Talen Energy Supply.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of Talen Energy Supply affect its liquidity, access to capital markets and cost of borrowing under its credit facility.

The rating agencies took the following actions related to Talen Energy Supply in 2015.

Moody’s

In May 2015, Moody’s took the following actions:

•	Lowered its corporate family rating from Ba1 to Ba2;

•	Lowered its senior unsecured rating from Ba1 to Ba3;

•	Lowered the ratings on the pollution control bonds issued by the Pennsylvania Economic Development Financing Authority on behalf of Talen Energy Supply from Ba1 to Ba3;

•	Revised its outlook from negative to stable;

•	Assigned a rating of Baa2 for the $1.85 billion senior secured credit facility; and

•	Assigned a rating of Ba3 for the $600 million 6.50% Senior Unsecured Notes due 2025.

S&P

In May 2015, S&P took the following actions:

•	Lowered its corporate credit rating from BB to BB-;

•	Assigned a rating of BB for the $600 million 6.50% Senior Unsecured Notes due 2025, and subsequently lowered its senior unsecured rating from BB to BB-, thereafter;

•	Withdrew its commercial paper rating;

•	Removed Talen Energy Supply from CreditWatch with negative implications, and assigned a stable outlook; and

•	Assigned a rating of BB+ for the $1.85 billion senior secured credit facility;

In July 2015, S&P placed Talen Energy Supply on CreditWatch with negative implications.

Fitch

In January 2015, Fitch withdrew its rating for Talen Energy Supply.

Ratings Triggers

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage and interest rate instruments contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, upon a downgrade in Talen Energy Supply's credit rating. Talen Energy Supply's credit rating is below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for Talen Energy for derivative contracts in a net liability position at June 30, 2015.

Capital Expenditures

The table below shows Talen Energy's current capital expenditure projections for the years 2015 through 2019.

		Projected
	Total	2015	2016	2017	2018	2019

Sustenance	$1,262	$218	$258	$255	$317	$214
Nuclear fuel	566	106	85	120	126	129
Growth	136	48	85	1	1	1
Information technology	137	50	42	21	13	11
Environmental	160	41	28	39	20	32
Regulatory	91	29	25	23	12	2
Discretionary	45	6	20	7	6	6
Total (a) (b)	$2,397	$498	$543	$466	$495	$395

(a) Includes capitalized interest, which is expected to total approximately $56 million.
(b) Includes $66 million of expenditures for Sapphire.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. This table has been revised from that which was presented in the 2015 Prospectus for changes in expenditures to be made by the newly acquired RJS Power. See Note 7 to the Financial Statements for information on the acquisition of RJS Power.

For additional information on Talen Energy's liquidity and capital resources, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the 2015 Prospectus.

Contractual Obligations

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2015 Prospectus for information on Talen Energy Supply's and RJS Power's contractual obligations.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about Talen Energy's risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of possible losses under normal market conditions at a given confidence level.

Commodity Price Risk (Non-trading)

Talen Energy segregates its non-trading activities into two categories:  hedge activity and economic activity. Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of Talen Energy's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  See Note 14 to the Financial Statements for additional information.

To hedge the impact of market price volatility on Talen Energy's energy-related assets, liabilities and other contractual arrangements, Talen Energy subsidiaries both sell and purchase physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enter into financial exchange-traded and over-the-counter contracts.  Talen Energy's non-trading commodity derivative contracts range in maturity through 2020.

The following tables sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2015	2014	2015	2014
Fair value of contracts outstanding at the beginning of the period	$89	$(141)	$53	$107
Contracts realized or otherwise settled during the period	(70)	(20)	63	485
Fair value of new contracts entered into during the period (a)	19	19	14	3
Other changes in fair value	23	(36)	(69)	(773)
Fair value of contracts outstanding at the end of the period	$61	$(178)	$61	$(178)

(a)	Represents the fair value of contracts at the end of the quarter of their inception. Includes the impact of contracts acquired as part of the RJS Power acquisition.

The following table segregates the net fair value of non-trading commodity derivative contracts at June 30, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$39	$7	$11	$—	$57
Prices based on significant unobservable inputs (Level 3)	(7)	10	1	—	4
Fair value of contracts outstanding at the end of the period	$32	$17	$12	$—	$61

Talen Energy subsidiaries sell electricity, capacity and related services and buy fuel on a forward basis to hedge the value of energy from Talen Energy's generation assets.  If these Talen Energy subsidiaries were unable to deliver firm capacity and energy or to accept the delivery of fuel under their agreements, under certain circumstances they could be required to pay liquidated damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect Talen Energy's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although Talen Energy attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

Talen Energy's trading commodity derivative contracts range in maturity through 2019.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2015	2014	2015	2014
Fair value of contracts outstanding at the beginning of the period	$46	$31	$48	$11
Contracts realized or otherwise settled during the period	(29)	(3)	(59)	(3)
Fair value of new contracts entered into during the period (a)	8	(5)	1	(18)
Other changes in fair value	(11)	49	24	82
Fair value of contracts outstanding at the end of the period	$14	$72	$14	$72

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at June 30, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$5	$5	$(2)	$—	$8
Prices based on significant unobservable inputs (Level 3)	5	2	(1)	—	6
Fair value of contracts outstanding at the end of the period	$10	$7	$(3)	$—	$14

VaR Models

A VaR model is utilized to measure commodity price risk in competitive margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the six months ended June 30, 2015 was as follows.

	Trading VaR	Non-Trading VaR
95% Confidence Level, Five-Day Holding Period
Period End	$—	$15
Average for the Period	2	12
High	4	15
Low	—	8

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at June 30, 2015.

Interest Rate Risk

Talen Energy Supply issues debt to finance its operations, which exposes it to interest rate risk.  Talen Energy may utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in components of current market interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to mitigate interest rate exposure and volatility in interest expense.

Talen Energy had no interest rate hedges outstanding at June 30, 2015.

Talen Energy is exposed to a potential increase in interest expense and to changes in the fair value of its debt portfolio.  The estimated impact of a 10% adverse movement in interest rates at June 30, 2015 would cause no increase in interest expense and an $89 million increase in the fair value of debt.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, Susquehanna Nuclear maintains trust funds to fund certain costs of decommissioning the Susquehanna Nuclear plant.  At June 30, 2015, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the balance sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna Nuclear's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  Talen Energy actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At June 30, 2015, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $74 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Talen Energy Supply's Notes 13 and 14 to the Financial Statements and "Risk Management - Credit Risk" in the 2015 Prospectus for additional information.

Acquisitions, Development and Divestitures

Talen Energy from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 7 to the Financial Statements for information on the RJS Power acquisition, the anticipated acquisition of MACH Gen, LLC, the classification of the Sapphire assets as held for sale and the Talen Montana hydroelectric sale.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to Talen Energy's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the businesses.  The cost of compliance or alleged non-compliance cannot be predicted with certainty, but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for Talen Energy's services.

The following is a discussion of the more significant environmental matters.  See Note 10 to the Financial Statements in this Form 10-Q and "Business - Environmental Matters" in the 2015 Prospectus for additional information on environmental matters.

Climate Change & GHG Regulations
Physical effects associated with climate change, including changes in weather patterns and/or rainfall, could impact Talen Energy's generation assets and the electricity transmission and delivery systems it utilizes.  Federal and state initiatives to prepare U.S. infrastructure for these impacts could result in binding obligations for energy suppliers. Talen Energy cannot currently predict whether its businesses will experience these potential risks or estimate the cost of their related consequences.

Since President Obama's Climate Action Plan was released in June 2013, the EPA has proposed GHG regulations for new and existing power plants that could have a significant industry-wide impact, including potential significant impacts to Talen Energy's generating plants depending on outcomes related to the existing plant rule in particular. Talen Energy is evaluating pre-publication versions of the EPA's final rules, which were issued on August 3, 2015, along with a proposed federal implementation plan that would apply to any states that fail to submit an acceptable state implementation plan for the existing power plant rule.

Exemptions for Startup, Shutdown and Malfunction Events
In May 2015, the EPA released a final rule which prohibits states from exempting startup, shutdown and malfunction (SSM) events from compliance requirements in State Implementation Plans (SIPs). The rule sets forth findings that SSM provisions in the SIPs of the states that fail to meet the requirements, and issues a SIP call for each of those states. Affected states, including Texas and Montana, must submit revised provisions by November 22, 2016. Revisions to SIP or other regulations in other non-affected states where Talen Energy operates could result from this action. The EPA’s final rule is being challenged in federal appellate court.

Waters of the United States (WOTUS)
In June 2015, the EPA and the U.S. Army Corps of Engineers (Army Corps) published their final rule redefining the term WOTUS. The rule, which will become effective on August 28, 2015, identifies six types of categorically jurisdictional waters and two categories of waters for which case-by-case evaluations are needed to determine whether a “significant nexus” exists. Talen Energy is currently evaluating the rule, and while no materials impacts to existing operations are anticipated, the redefinition could impact future development actions such as gas infrastructure expansions. The final rule is being challenged in federal court.

Coal Combustion Residuals (CCRs)
On April 17, 2015, the EPA published its final rule regulating CCRs, imposing extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located at active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous waste under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. The CCR rule will become effective on October 19, 2015. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable through citizen suits. Talen Energy expects that its plants using surface impoundments for management and disposal of CCRs, or that previously managed CCRs and continue to manage wastewaters will be most impacted by this rule. Requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. Talen Energy also anticipates incurring capital or operation and maintenance costs prior to that time to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications, or to implement various compliance strategies. The final CCR rule is being challenged in federal court.

Talen Energy continues to review the rule and is evaluating its financial and operational impact. During three and six months ended June 30, 2015, $33 million of increases to existing AROs were recorded. Further changes to AROs may be required as estimates are refined and analysis of the rule continues.

Effluent Limitation Guidelines (ELGs) and Standards
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA's review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized as proposed.  The proposal contains several alternative approaches, some of which could significantly impact Talen Energy's coal-fired plants.  The final regulation is expected to be issued in 2015. At the present time, Talen Energy is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

Clean Water Act/316(b)
The EPA's final 316(b) rule for existing facilities became effective in October 2014, and regulates cooling water intake structures and their impact on aquatic organisms.  States are allowed considerable authority to make site-specific determinations under the rule, which requires existing facilities to choose between several options to reduce impingement and entrainment. Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial compliance costs.  Plants equipped with once-through cooling water systems would likely require additional technology to comply with the rule.  Talen Energy is evaluating compliance strategies, but does not presently expect material compliance costs. The EPA's final rule is being challenged in federal court.

MATS
In February 2012, the EPA finalized the MATS rule requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015 with one- and two-year extension opportunities.  The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit Court of Appeals in April 2014.  A group of states subsequently petitioned the U.S. Supreme Court to review this decision and on March 25, 2015 oral arguments were heard as to one issue - whether or not EPA unreasonably refused to consider costs when determining whether the MATS regulation was appropriate and necessary. The U.S. Supreme Court issued its decision in June 2015 finding that the EPA acted unreasonably. The MATS Rule remains in effect pending further actions by the D.C. Circuit Court of Appeals and the EPA.

CSAPR
The EPA's CSAPR addresses the interstate transport of fine particulates and ozone by regulating emissions of sulfur dioxide and nitrogen oxide. In accordance with an October 2014 D.C. Circuit Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases: Phase 1 in 2015 and Phase 2 trading is expected to commence in 2017. Legal challenges to CSAPR are on-going in federal and state court. Although Talen Energy does not currently anticipate incurring significant costs to comply with these programs, changes in market or operating conditions could result in impacts that are higher than anticipated.

Regional Haze
The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064. Under the programs, states are required to make reasonable progress every decade, through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977. The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates. To date, the focus of regional haze regulation has been primarily in the western U.S.

As for the eastern U.S., the EPA determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides. However, the EPA's determination is being challenged by environmental groups and others and, therefore, the future impacts of regional haze on Talen Energy plants in the eastern U.S. cannot be meaningfully estimated at this time. See “Legal Matters” in Note 10 to the Financial Statements for information on a legal decision recently issued by the Ninth Circuit Court of Appeals in a case challenging EPA’s final Regional Haze Federal Implementation Plan (FIP) for Montana.

National Ambient Air Quality Standards
In 2008, the EPA revised downward the National Ambient Air Quality Standard (NAAQS) for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, Maryland, and New Jersey, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies (RACT).  In 2015, the PADEP is expected to finalize a RACT rule requiring some fossil-fueled plants to operate at more stringent nitrogen oxide emission rates. Maryland coal plants are operating at reduced nitrogen oxide emission rates during the 2015 ozone season in order to comply with an emergency action issued by its Governor, and the MDE is developing post-2015 nitrogen oxide regulations for Maryland coal plants that could also be finalized by the end of 2015. MDE and the Governor of Maryland have been sued by some environmental groups on the grounds that the nitrogen oxide regulations developed under the previous administration, and later withdrawn, were a final agency action. In the near future, the EPA is again expected to revise downward the ozone standard as it proposed in November 2014. This could lead to further nitrogen oxide reductions for Talen Energy's fossil-fueled plants within the OTR. The EPA is under court order to finalize the standard by October 1, 2015. State and federal efforts to address interstate transport issues associated with ozone national ambient air quality standards, including increased pressure by state environmental agencies to further reduce nitrogen oxide emissions from plants with selective catalytic reduction, could potentially lead to further emission reductions.

In 2010, the EPA finalized a more stringent NAAQS for sulfur dioxide and required states to identify areas that meet the standard and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for parts of the country where attainment is due by 2018. States are working on designations for other areas pursuant to a consent decree between the EPA and Sierra Club approved on March 2, 2015, with 2017 or 2020 deadlines depending on which designation methodology (monitoring or modeling) is selected.

In December 2012, the EPA issued final rules that tighten the annual NAAQS for fine particulates. The rules were challenged by industry groups and upheld by the D.C. Circuit Court of Appeals in May 2014. Final designations for the 2012 particulate standard were published in January 2015, including non-attainment areas in Pennsylvania; however, the EPA recently approved a state implementation plan revision that improved this classification.

Until final rules are promulgated, non-attainment designations are finalized, and state compliance plans are developed, Talen Energy cannot predict the ultimate outcome of the new NAAQS for ozone, sulfur dioxide and particulate matter on its fleet or plants.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  Certain accounting policies are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain, including policies for defined benefits, loss accruals, income taxes, asset impairments (excluding investments), AROs and price risk management.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2015 Prospectus for a discussion of other critical accounting policies.

TALEN ENERGY CORPORATION
TALEN ENERGY SUPPLY, LLC

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) has concluded that, as of June 30, 2015, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)    Change in internal controls over financial reporting.

The registrants' principal executive officer and principal financial officer have concluded that the RJS Power acquisition created a material change to its internal control over financial reporting. RJS collectively is a significant subsidiary for the registrants that will continue to operate under its pre-acquisition internal control structure over financial reporting for the remainder of 2015. The registrants are transitioning the processes, information technology systems and other components of internal control over financial reporting of RJS Power to the internal control structure of the registrants. The registrants have expanded their consolidation and disclosure controls and procedures related to the acquired companies, and the registrants continue to assess the current internal control over financial reporting at RJS. Risks related to the increased account balances are partially mitigated by the registrants' expanded controls. The aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in the registrants' internal control over financial reporting during the registrants' second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Business - Legal Proceedings" in the 2015 Prospectus; and

•	Note 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in "Risk Factors" in the 2015 Prospectus, other than the following:

Future acquisition or divestiture activities may have adverse effects on our business, financial condition and results of operations.

From time to time, we may seek to acquire additional assets or businesses. The acquisition of new assets or businesses is subject to substantial risks, including delays in completing such acquisitions, the failure to identify material problems during due diligence, the risk of over-paying for assets, the ability to retain customers or employees and the inability to arrange financing for an acquisition as may be required or desired. In addition, we may not be able to achieve the anticipated operating and financial benefits of future acquisitions.  For example, we may not be able to achieve certain tax benefits related to our pending acquisition of MACH Gen, LLC to the extent we do not have adequate taxable income in future periods following completion of the acquisition. Further, the integration and consolidation of acquired businesses requires substantial human, financial and other resources and, ultimately, such integration processes may result in unexpected costs or charges and we may not be able to operate the acquired businesses or assets in the manner in which we intended. There can be no assurances that any future acquired businesses will perform as expected or that the returns from such acquisitions will support the indebtedness incurred to acquire them or the capital expenditures needed to develop them.

In addition, we are required to sell certain assets pursuant to the FERC order approving the combination with RJS Power and we may from time to time choose to sell certain other assets or businesses that are no longer core to our operations. In connection with such dispositions, we may indemnify or guarantee counterparties against certain liabilities, which may result in future costs or liabilities payable by us. In addition, we may incur additional costs as a result of disposing of certain assets or businesses, and we may experience write-downs of assets if the carrying value of the assets or business sold exceeds the price received.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a + are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

2.1	-
Purchase and Sale Agreement, dated as of July 18, 2015, by and among Talen Energy Supply, LLC, the sellers names therein, Silver Oak Capital, LLC, as seller representative and MACH Gen LLC, with respect to 100% of the membership interests in MACH Gen, LLC (incorporated by reference to Exhibit 2.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated July 20, 2015).

3.1	-
Amended and Restated Certificate of Incorporation of Talen Energy Corporation (incorporated by reference to Exhibit 3.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).

3.2	-	Amended and Restated Bylaws of Talen Energy Corporation (incorporated by reference to Exhibit 3.2 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).
4.1	-
Supplemental Indenture No. 13, dated as of May 19, 2015, of PPL Energy Supply, LLC to The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated May 19, 2015).

4.2	-
Officer’s Certificate, dated May 19, 2015, pursuant to Supplemental Indenture No. 13, establishing the form and certain terms of the Notes (incorporated by reference to Exhibit 4.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated May 19, 2015).

4.3	-	Form of 6.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated May 19, 2015).
4.4	-
Registration Rights Agreement, dated May 19, 2015, among PPL Energy Supply, LLC and Citigroup Global Markets Inc., BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated May 19, 2015).

4.5	-
Stockholder Agreement, dated as of June 1, 2015, by and between Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC and Talen Energy Corporation (incorporated by reference to Exhibit 4.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).

4.6	-
Indenture, dated as of July 10, 2014, among RJS Power Holdings LLC, the guarantors party thereto and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.16 to Talen Energy Corporation Registration Statement on Form S-1 (file no. 333-199888) filed on November 5, 2014).

4.7	-
Supplemental Indenture No. 1, dated as of June 1, 2015, among PPL Energy Supply, LLC, RJS Power Holdings LLC, RJS Power LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).

10.1	-
Transition Services Agreement by and between Topaz Power Management, LP and PPL Energy Supply, LLC (incorporated by reference to Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated May 8, 2015).

10.2	-
Credit Agreement, dated as of June 1, 2015, among PPL Energy Supply, LLC, the lenders and arrangers party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).

10.3	-
Guarantee and Collateral Agreement, dated as of June 1, 2015, among PPL Energy Supply, LLC, the subsidiaries of the borrower from time to time party thereto and Citibank, N.A., as collateral trustee (incorporated by reference to Exhibit 10.2to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).

10.4	-
Collateral Trust and Intercreditor Agreement, dated as of June 1, 2015, among PPL Energy Supply, LLC, the subsidiary guarantors party thereto from time to time and Citibank, N.A., as administrative agent and as collateral trustee (incorporated by reference to Exhibit 10.3 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).

10.5	-
Transition Services Agreement, dated as of June 1, 2015, by and between PPL Corporation and PPL Energy Supply, LLC (incorporated by reference to Exhibit 10.4 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).

+10.6	-	Talen Energy 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).
+10.7	-	Talen Energy Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).

+10.8	-	Talen Energy Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).
+10.9	-	Talen Energy Supplemental Compensation Pension Plan (incorporated by reference to Exhibit 10.8 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).
+10.10	-	Talen Energy Executive Severance Plan (incorporated by reference to Exhibit 10.9 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).
+10.11	-	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).
+10.12	-	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).
+10.13	-	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.12 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) dated June 2, 2015).
*12 (a)	-	Talen Energy Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12 (b)	-	Talen Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2015, filed by the following officers for the following companies:

*31 (a)	-	Talen Energy Corporation's principal executive officer
*31 (b)	-	Talen Energy Corporation's principal financial officer
*31 (c)	-	Talen Energy Supply, LLC's principal executive officer
*31 (d)	-	Talen Energy Supply, LLC's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2015, furnished by the following officers for the following companies:

*32 (a)	-	Talen Energy Corporation's principal executive officer and principal financial officer
*32 (b)	-	Talen Energy Supply, LLC's principal executive officer and principal financial officer

101.INS	-	XBRL Instance Document for Talen Energy Corporation and Talen Energy Supply, LLC
101.SCH	-	XBRL Taxonomy Extension Schema for Talen Energy Corporation and Talen Energy Supply, LLC
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for Talen Energy Corporation and Talen Energy Supply, LLC
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for Talen Energy Corporation and Talen Energy Supply, LLC
101.LAB	-	XBRL Taxonomy Extension Label Linkbase for Talen Energy Corporation and Talen Energy Supply, LLC
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for Talen Energy Corporation and Talen Energy Supply, LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

Talen Energy Corporation
(Registrant)

Talen Energy Supply, LLC
(Registrant)

Date:	August 12, 2015	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President - Chief Accounting & Risk Officer
(Principal Accounting Officer)