Form 10-Q
period 2015-09-30
Talen Energy Corp; TALEN ENERGY SUPPLY, LLC
filed 2015-11-09
CIK 1622536, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-37388
Talen Energy Corporation
(Exact name of Registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
835 Hamilton Street Suite 150
Allentown, PA  18101-1179
(888) 211-6011
47-1197305
1-32944
Talen Energy Supply, LLC
(Exact name of Registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
835 Hamilton Street Suite 150
Allentown, PA  18101-1179
(888) 211-6011
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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Talen Energy Corporation	[ ]	[ ]	[ X ]	[ ]
Talen Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Talen Energy Corporation	Yes	No X
Talen Energy Supply, LLC	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Talen Energy Corporation	Common stock, $0.001 par value, 128,508,921 shares outstanding at October 30, 2015.

Talen Energy Supply, LLC	Talen Energy Corporation indirectly holds all of the membership interests in Talen Energy Supply, LLC.

This document is available free of charge in the Investors & Media section of Talen Energy Corporation's website at www.talenenergy.com. However, information on such website does not constitute a part of this Form 10-Q.

TALEN ENERGY CORPORATION
TALEN ENERGY SUPPLY, LLC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

As Talen Energy Corporation is substantially comprised of Talen Energy Supply, LLC and its subsidiaries, most disclosures refer to Talen Energy which refers collectively to Talen Energy Corporation and Talen Energy Supply, LLC. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis. When identification of a particular entity is considered important to understanding the matter being disclosed, the specific entity's name is used, in particular, for those few disclosures that apply only to Talen Energy Corporation. References, individually, to Talen Energy Corporation and Talen Energy Supply, LLC are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such registrant's financial results in accordance with GAAP. However, specific references to Talen Energy Supply, LLC also apply to Talen Energy Corporation through consolidation.

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

Talen Energy Corporation's obligation to report under the Securities and Exchange Act of 1934, as amended, commenced on May 1, 2015, the date Talen Energy Corporation's Registration Statement on Form S-1 was declared effective by the SEC. Talen Energy Supply is a separate registrant and considered the predecessor of Talen Energy Corporation, therefore, the financial information prior to June 1, 2015 presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and nine months of legacy Talen Energy Supply information consolidated with three and four months of RJS information from June 1, 2015, while the 2014 periods represent only legacy Talen Energy Supply information.

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

Talen Montana - Talen Montana, LLC, formerly PPL Montana, LLC, an indirect subsidiary of Talen Generation that owns generating operations in Montana.

Other terms and abbreviations

2015 Prospectus - the prospectus filed with the SEC pursuant to Rule 424(b)(3) by Talen Energy Corporation (Registration No. 333-207033) on November 3, 2015.

Adjusted EBITDA - Please see Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA - EBITDA and Adjusted EBITDA.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or time periods.

CCR(s) - Coal Combustion Residual(s). CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

COBRA - Consolidated Omnibus Budget Reconciliation Act.

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

EBITDA - Please see Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA - EBITDA and Adjusted EBITDA.

ELG - Effluent Limitations Guidelines.

EPA - U.S. Environmental Protection Agency.

EPS - earnings per share.

ERCOT - the Electric Reliability Council of Texas, operator of the electricity transmission network and electricity energy market in most of Texas.

FERC - U.S. Federal Energy Regulatory Commission.

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

GAAP - Generally Accepted Accounting Principles in the U.S.

GHG - greenhouse gas(es).

IBEW - International Brotherhood of Electrical Workers.

IRS - U.S. Internal Revenue Service.

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

NRC - U.S. Nuclear Regulatory Commission.

OCI - other comprehensive income or loss.

Opacity - the degree to which emissions reduce the transmission of light and obscure the view of an object in the background. There are emission regulations that limit the opacity of power plant stack gas emissions.

PADEP - the Pennsylvania Department of Environmental Protection.

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

PUCT - Public Utility Commission of Texas.

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

SEC - the U.S. Securities and Exchange Commission.

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

•	fuel supply cost and availability;

•	weather conditions affecting generation, customer energy use and operating costs and revenues;

•	operation, availability and operating costs of existing generation facilities;

•	the duration of and cost, including lost revenue, associated with scheduled and unscheduled outages at our generating facilities;

•	expansion of alternative sources of electricity generation;

•	investor perceptions of Talen Energy and the industry and markets in which Talen Energy operates;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	collective labor bargaining negotiations;

•	the outcome of litigation against Talen Energy and its subsidiaries;

•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;

•	the commitments and liabilities of Talen Energy and its subsidiaries;

•	volatility in market demand and prices for energy, capacity, transmission services, emission allowances and RECs;

•	competition in retail and wholesale power and natural gas markets;

•	sufficient liquidity in wholesale power markets to hedge Talen Energy's portfolio of assets efficiently and effectively;

•	defaults by counterparties under energy, fuel or other power product contracts;

•	requirements for ongoing capital expenditures;

•	the effectiveness of our risk management techniques, including hedging, with respect to electricity and fuel prices, interest rates and counterparty credit and non-performance risks;

•	Talen Energy's level of indebtedness and the terms and conditions of its debt instruments;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	stock price performance of Talen Energy Corporation common stock;

•
volatility in the fair value of debt and equity securities and its impact on the value of assets in the NDT funds and in defined benefit plans, and the potential cash funding requirements if fair value declines;

•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities and interest payable on certain obligations;

•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;

•	the effect on Talen Energy's operations and ability to comply with new statutory and regulatory requirements related to derivative financial instruments;

•	Talen Energy's ability to attract and retain qualified employees;

•	new accounting requirements or new interpretations or applications of existing requirements;

•	changes in securities and credit ratings;

•	Talen Energy's ability to successfully integrate the RJS Power businesses and to achieve anticipated synergies and cost savings as a result of the spinoff transaction and combination with RJS Power;

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

•
business dispositions or acquisitions, and our ability to realize expected synergies and other benefits from such business transactions, including the pending acquisition of MACH Gen, LLC, the pending dispositions of the Holtwood, Lake Wallenpaupack, Ironwood, and C.P. Crane plants and/or other dispositions required as a condition to regulatory approval of the combination with RJS Power.

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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Except Share Data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Revenues
Wholesale energy	$986	$1,109	$2,181	$203
Wholesale energy to affiliate	—	20	14	68
Retail energy	277	283	831	913
Energy-related businesses	156	189	404	469
Total Operating Revenues	1,419	1,601	3,430	1,653
Operating Expenses
Operation
Fuel	394	212	945	953
Energy purchases	298	708	588	(893)
Operation and maintenance	228	232	759	746
Impairments	479	—	479	—
Depreciation	95	74	259	225
Taxes, other than income	19	14	49	45
Energy-related businesses	152	172	385	451
Total Operating Expenses	1,665	1,412	3,464	1,527
Operating Income (Loss)	(246)	189	(34)	126
Other Income (Expense) - net	1	10	11	23
Interest Expense	55	31	146	95
Income (Loss) from Continuing Operations Before Income Taxes	(300)	168	(169)	54
Income Taxes	39	74	49	16
Income (Loss) from Continuing Operations After Income Taxes	(339)	94	(218)	38
Income (Loss) from Discontinued Operations (net of income taxes)	(62)	7	(61)	10
Net Income (Loss)	$(401)	$101	$(279)	$48
Earnings Per Share of Common Stock:
Basic:
Income (Loss) from continuing operations after income taxes	$(2.64)	$1.13	$(2.10)	$0.45
Income (Loss) from discontinued operations (net of income taxes)	(0.48)	0.08	(0.59)	0.12
Net Income (Loss)	$(3.12)	$1.21	$(2.69)	$0.57
Diluted:
Income (Loss) from continuing operations	$(2.64)	$1.13	$(2.10)	$0.45
Income (Loss) from discontinued operations (net of income taxes)	(0.48)	0.08	(0.59)	0.12
Net Income (Loss)	$(3.12)	$1.21	$(2.69)	$0.57

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	128,509	83,524	103,627	83,524
Diluted	128,509	83,524	103,627	83,524

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(401)	$101	$(279)	$48
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of $24, $1, $23, ($20)	(22)	(1)	(21)	18
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $2, $0	(1)	—	(4)	—
Net actuarial gain, net of tax of $0, $0, ($30), $0	—	—	46	—
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $4, $2, $6	1	(3)	(1)	(5)
Qualifying derivatives, net of tax of $2, $2, $9, $11	(4)	(5)	(14)	(18)
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), $0, ($2)	—	1	(1)	2
Net actuarial loss, net of tax of ($2), $0, ($8), ($2)	3	1	12	4
Total other comprehensive income (loss)	(23)	(7)	17	1
Comprehensive income (loss)	$(424)	$94	$(262)	$49

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(279)	$48
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	259	242
Amortization	137	117
Defined benefit plans - expense	35	34
Deferred income taxes and investment tax credits	(30)	(150)
Impairment of assets	592	20
Unrealized (gains) losses on derivatives, and other hedging activities	(80)	216
Other	76	19
Change in current assets and current liabilities
Accounts receivable	64	(1)
Accounts payable	(148)	(45)
Unbilled revenues	93	41
Fuel, materials and supplies	58	(67)
Prepayments	23	5
Counterparty collateral	76	(18)
Price risk management assets and liabilities	(9)	(34)
Taxes payable	(23)	70
Other	(32)	(14)
Other operating activities
Defined benefit plans - funding	(74)	(32)
Other assets	1	(2)
Other liabilities	(8)	16
Net cash provided by operating activities	731	465
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(252)	(276)
Expenditures for intangible assets	(35)	(38)
Purchases of nuclear plant decommissioning trust investments	(154)	(124)
Proceeds from the sale of nuclear plant decommissioning trust investments	143	112
Proceeds from the receipt of grants	—	164
Net (increase) decrease in restricted cash and cash equivalents	110	(199)
Other investing activities	15	17
Net cash provided by (used in) investing activities	(173)	(344)
Cash Flows from Financing Activities
Issuance of long-term debt	600	—
Retirement of long-term debt	(33)	(308)
Contributions from member	82	730
Distributions to member	(214)	(1,178)
Net increase (decrease) in short-term debt	(667)	590
Other financing activities	(30)	—
Net cash provided by (used in) financing activities	(262)	(166)
Net Increase (Decrease) in Cash and Cash Equivalents	296	(45)
Cash and Cash Equivalents at Beginning of Period	352	239
Cash and Cash Equivalents at End of Period	$648	$194

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$648	$352
Restricted cash and cash equivalents	67	176
Accounts receivable (less reserve: 2015, $1; 2014, $2)
Customer	261	186
Other	36	103
Accounts receivable from affiliates	—	36
Unbilled revenues	125	218
Fuel, materials and supplies	468	455
Prepayments	52	70
Deferred income taxes	114	8
Price risk management assets	576	1,079
Assets of discontinued operations	266	—
Other current assets	9	18
Total Current Assets	2,622	2,701
Investments
Nuclear plant decommissioning trust funds	913	950
Other investments	25	30
Total Investments	938	980
Property, Plant and Equipment
Generation	13,167	11,318
Nuclear fuel	652	624
Other	320	293
Less: accumulated depreciation	6,479	6,242
Property, plant and equipment, net	7,660	5,993
Construction work in progress	411	443
Total Property, Plant and Equipment, net	8,071	6,436
Other Noncurrent Assets
Goodwill	—	72
Other intangibles	309	257
Price risk management assets	226	239
Other noncurrent assets	88	75
Total Other Noncurrent Assets	623	643
Total Assets	$12,254	$10,760

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	September 30,	December 31,
	2015	2014
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$630
Long-term debt due within one year	654	535
Accounts payable	278	361
Accounts payable to affiliates	—	50
Taxes	13	28
Interest	68	16
Price risk management liabilities	506	1,024
Liabilities of discontinued operations	5	—
Counterparty collateral	92	16
Other current liabilities	232	230
Total Current Liabilities	1,848	2,890
Long-term Debt	3,376	1,683
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,559	1,223
Investment tax credits	26	27
Price risk management liabilities	178	193
Accrued pension obligations	253	299
Asset retirement obligations	472	415
Other deferred credits and noncurrent liabilities	140	123
Total Deferred Credits and Other Noncurrent Liabilities	2,628	2,280
Commitments and Contingent Liabilities (Note 10)
Equity
Predecessor Member's Equity (a)	—	3,930
Common Stock - $0.001 par value (b)	—	—
Additional paid-in capital	4,719	—
Earnings reinvested	(311)	—
Accumulated other comprehensive income (loss)	(6)	(23)
Total Equity	4,402	3,907
Total Liabilities and Equity	$12,254	$10,760

(a)
Represents Talen Energy Supply's predecessor member's equity prior to the June 1, 2015 spinoff transaction. Upon completion of the spinoff, the predecessor member's equity was transferred to Talen Energy Corporation's additional paid-in capital. See Note 1 for additional information on the spinoff.

(b)	1,000,000 shares authorized; 128,509 shares issued and outstanding at September 30, 2015.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares (a)	Common stock	Additional paid-in capital	Earnings reinvested	AOCI	Predecessor Member's Equity (b)	Total
December 31, 2014	—	$—	$—	$—	$(23)	$3,930	$3,907
Net income from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	32	32
Net income (loss) from June 1, 2015 to September 30, 2015	—	—	—	(311)	—	—	(311)
Other comprehensive income (loss)	—	—	—	—	17	—	17
Distributions to predecessor member from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	(396)	(396)
Contributions from predecessor member from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	250	250
Common stock issued for acquisition of RJS Power	44,975	—	902	—	—	—	902
Stock issuance	10	—	—	—	—	—	—
Stock issuance expense	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	2	—	—	—	2
Consummation of spinoff transaction (c)	83,524	—	3,816	—	—	(3,816)	—
September 30, 2015	128,509	$—	$4,719	$(311)	$(6)	$—	$4,402

December 31, 2013 (b)	—	$—	$—	$—	$77	$4,721	$4,798
Net income (loss)	—	—	—	—	—	48	48
Other comprehensive income (loss)	—	—	—	—	1	—	1
Distributions to member	—	—	—	—	—	(1,212)	(1,212)
Contributions from member	—	—	—	—	—	730	730
September 30, 2014 (b)	—	$—	$—	$—	$78	$4,287	$4,365

(a)	Shares in thousands. Each share entitles the holder to one vote on any questions presented at any stockholders' meeting.

(b)	Represents Talen Energy Supply's predecessor member's equity balance and activity prior to the June 1, 2015 spinoff transaction.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Revenues
Wholesale energy	$986	$1,109	$2,181	$203
Wholesale energy to affiliate	—	20	14	68
Retail energy	277	283	831	913
Energy-related businesses	156	189	404	469
Total Operating Revenues	1,419	1,601	3,430	1,653
Operating Expenses
Operation
Fuel	394	212	945	953
Energy purchases	298	708	588	(893)
Operation and maintenance	228	232	759	746
Impairments	479	—	479	—
Depreciation	95	74	259	225
Taxes, other than income	19	14	49	45
Energy-related businesses	152	172	385	451
Total Operating Expenses	1,665	1,412	3,464	1,527
Operating Income (Loss)	(246)	189	(34)	126
Other Income (Expense) - net	1	10	11	23
Interest Expense	55	31	146	95
Income (Loss) from Continuing Operations Before Income Taxes	(300)	168	(169)	54
Income Taxes	39	74	49	16
Income (Loss) from Continuing Operations After Income Taxes	(339)	94	(218)	38
Income (Loss) from Discontinued Operations (net of income taxes)	(62)	7	(61)	10
Net Income (Loss)	$(401)	$101	$(279)	$48

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(401)	$101	$(279)	$48
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of $24, $1, $23, ($20)	(22)	(1)	(21)	18
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $2, $0	(1)	—	(4)	—
Net actuarial gain, net of tax of $0, $0, ($30), $0	—	—	46	—
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $4, $2, $6	1	(3)	(1)	(5)
Qualifying derivatives, net of tax of $2, $2, $9, $11	(4)	(5)	(14)	(18)
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), $0, ($2)	—	1	(1)	2
Net actuarial loss, net of tax of ($2), $0, ($8), ($2)	3	1	12	4
Total other comprehensive income (loss)	(23)	(7)	17	1
Comprehensive income (loss)	$(424)	$94	$(262)	$49

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(279)	$48
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	259	242
Amortization	137	117
Defined benefit plans - expense	35	34
Deferred income taxes and investment tax credits	(30)	(150)
Impairment of assets	592	20
Unrealized (gains) losses on derivatives, and other hedging activities	(80)	216
Other	76	19
Change in current assets and current liabilities
Accounts receivable	64	(1)
Accounts payable	(148)	(45)
Unbilled revenues	93	41
Fuel, materials and supplies	58	(67)
Prepayments	23	5
Counterparty collateral	76	(18)
Price risk management assets and liabilities	(9)	(34)
Taxes payable	(23)	70
Other	(32)	(14)
Other operating activities
Defined benefit plans - funding	(74)	(32)
Other assets	1	(2)
Other liabilities	(8)	16
Net cash provided by operating activities	731	465
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(252)	(276)
Expenditures for intangible assets	(35)	(38)
Purchases of nuclear plant decommissioning trust investments	(154)	(124)
Proceeds from the sale of nuclear plant decommissioning trust investments	143	112
Proceeds from the receipt of grants	—	164
Net (increase) decrease in restricted cash and cash equivalents	110	(199)
Other investing activities	15	17
Net cash provided by (used in) investing activities	(173)	(344)
Cash Flows from Financing Activities
Issuance of long-term debt	600	—
Retirement of long-term debt	(33)	(308)
Contributions from member	82	730
Distributions to member	(215)	(1,178)
Net increase (decrease) in short-term debt	(667)	590
Other financing activities	(29)	—
Net cash provided by (used in) financing activities	(262)	(166)
Net Increase (Decrease) in Cash and Cash Equivalents	296	(45)
Cash and Cash Equivalents at Beginning of Period	352	239
Cash and Cash Equivalents at End of Period	$648	$194

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$648	$352
Restricted cash and cash equivalents	67	176
Accounts receivable (less reserve: 2015, $1; 2014, $2)
Customer	261	186
Other	36	103
Accounts receivable from affiliates	—	36
Unbilled revenues	125	218
Fuel, materials and supplies	468	455
Prepayments	52	70
Deferred income taxes	114	8
Price risk management assets	576	1,079
Assets of discontinued operations	266	—
Other current assets	9	18
Total Current Assets	2,622	2,701
Investments
Nuclear plant decommissioning trust funds	913	950
Other investments	25	30
Total Investments	938	980
Property, Plant and Equipment
Generation	13,167	11,318
Nuclear fuel	652	624
Other	320	293
Less: accumulated depreciation	6,479	6,242
Property, plant and equipment, net	7,660	5,993
Construction work in progress	411	443
Total Property, Plant and Equipment, net	8,071	6,436
Other Noncurrent Assets
Goodwill	—	72
Other intangibles	309	257
Price risk management assets	226	239
Other noncurrent assets	88	75
Total Other Noncurrent Assets	623	643
Total Assets	$12,254	$10,760

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2015	2014
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$630
Long-term debt due within one year	654	535
Accounts payable	278	361
Accounts payable to affiliates	—	50
Taxes	13	28
Interest	68	16
Price risk management liabilities	506	1,024
Liabilities of discontinued operations	5	—
Counterparty collateral	92	16
Other current liabilities	232	230
Total Current Liabilities	1,848	2,890
Long-term Debt	3,376	1,683
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,559	1,223
Investment tax credits	26	27
Price risk management liabilities	178	193
Accrued pension obligations	253	299
Asset retirement obligations	472	415
Other deferred credits and noncurrent liabilities	140	123
Total Deferred Credits and Other Noncurrent Liabilities	2,628	2,280
Commitments and Contingent Liabilities (Note 10)
Member's Equity	4,402	3,907
Total Liabilities and Equity	$12,254	$10,760

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
Member's equity

December 31, 2014	$3,907
Net income (loss)	(279)
Other comprehensive income (loss)	17
Distributions to member	(397)
Contributions from member (a)	1,154
September 30, 2015	$4,402

December 31, 2013	$4,798
Net income (loss)	48
Other comprehensive income (loss)	1
Distributions to member	(1,212)
Contributions from member	730
September 30, 2014	$4,365

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

See Note 4 for information on Talen Energy Corporation's common shares issued as a result of the formation of Talen Energy Corporation. See Note 6 for information on a syndicated secured credit facility entered into on the spinoff date that replaced Talen Energy Supply's previously outstanding unsecured syndicated credit facility and for the number of shares of preferred stock that Talen Energy Corporation is authorized to issue.

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy following completion of the spinoff. Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the Talen Energy organization and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Talen Energy Supply's Note 4 to the Financial Statements in the 2015 Prospectus for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services. Most separations and payment of separation benefits have been completed. The recorded liabilities related to the separation benefits, which are included in "Other current liabilities" on the Balance Sheets, were insignificant at September 30, 2015 and $9 million at December 31, 2014.

In connection with the spinoff transaction, additional employee-related costs were incurred by Talen Energy, which primarily related to accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards previously issued under PPL stock incentive programs, primarily for Talen Energy Supply employees and for PPL employees who became Talen Energy Supply employees in connection with the transaction.  These costs were recognized at the closing of the spinoff. During the nine months ended September 30, 2015, Talen Energy Supply recorded $25 million related to these accelerated stock-based compensation and pro-rated stock-based compensation awards. As the vesting for all Talen Energy Supply employees was accelerated and all remaining unrecognized compensation expense accelerated concurrently with the spinoff, Talen Energy does not expect to recognize future compensation costs for equity awards from PPL stock incentive programs held by Talen Energy Supply employees. See Note 8 for additional information on stock-based compensation.

In addition, during the nine months ended September 30, 2015, Talen Energy incurred $10 million of restructuring costs related to the spinoff transaction, which are recorded in "Operation and maintenance" on the Statement of Income.

Prior to completion of the spinoff, Talen Energy Supply's financial statements included certain transactions with affiliates of PPL, which were disclosed as related party transactions. After June 1, 2015, all transactions with PPL or its affiliates are no longer related party transactions. See Note 11 for additional information on related party transactions.

Also, prior to the spinoff, the income tax provision for Talen Energy Supply was calculated in accordance with an intercompany tax sharing agreement with PPL, that calculated taxable income as if Talen Energy Supply, and any of PPL's other domestic subsidiaries, each filed a separate return. Tax benefits were not shared between companies. The PPL entity that generated a tax benefit was the entity that was entitled to the tax benefit. Talen Energy has implemented a similar intercompany tax sharing agreement with Talen Energy Corporation filing a consolidated federal income tax return. The effect of Talen Energy Corporation filing a consolidated tax return is taken into account in the settlement of current taxes and the recognition of deferred taxes.

Following the spinoff, certain services, including information technology, financial and accounting, human resource and other specified services are provided by PPL on a transition basis pursuant to the TSA. The TSA with PPL is for a period of up to two years from the date of the spinoff. For the three and nine months ended September 30, 2015, the costs incurred for these services were $9 million and $14 million. See Note 11 for information on the TSA with Topaz Power Management, LP.

In connection with the FERC approval of the combination of Talen Energy Supply with RJS Power, PPL, Talen Energy and RJS Power agreed that within twelve months following the closing of the transaction, Talen Energy will enter into an agreement to divest between 1,300 MW and 1,400 MW of assets in one of two groups of assets (both of which include the Sapphire facilities within PJM and the first of which also includes the Holtwood, Lake Wallenpaupack and C.P. Crane facilities and the other of which includes the Ironwood facility) and to limit PJM energy market offers from assets it would retain in the other group to cost-based offers. In September 2015, Talen Energy requested that the FERC approve a third option for complying with the mitigation requirement that consists of Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane, but excludes the Sapphire facilities. The timing of FERC's response is not known at this time. See Note 7 for information on the anticipated mitigation sales and the classification of Sapphire as discontinued operations.

Basis of Presentation

Talen Energy Corporation's obligation to report under the Securities and Exchange Act of 1934, as amended, commenced on May 1, 2015, the date Talen Energy Corporation's Registration Statement on Form S-1 relating to the spinoff transaction was declared effective by the SEC. Talen Energy Supply is a separate registrant and is considered the predecessor of Talen Energy Corporation. Therefore, the financial information prior to June 1, 2015 presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and nine months of legacy Talen Energy Supply information consolidated with three and four months of RJS information, while the 2014 periods represent only legacy Talen Energy Supply information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed consolidated financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. The Balance Sheets at December 31, 2014 are derived from Talen Energy Supply's 2014 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in the 2015 Prospectus. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2015 financial statements.

"Income (Loss) from Discontinued Operations (net of income taxes)" for the three and nine months ended September 30, 2015 on the Statement of Income represents the activities of Sapphire, the assets and liabilities of which, at September 30, 2015, have been classified as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the Balance Sheet, except for Sapphire's heat rate call options and working capital items, which may be retained, and therefore were not included in "Liabilities of discontinued operations" on the Balance Sheet. The Sapphire discontinued operations, discussed herein, excludes the heat rate call options. "Income (Loss) from Discontinued Operations (net of income taxes)" for the three and nine months ended September 30, 2014 on the Statement of Income represents the activities of Talen Montana's hydroelectric generating facilities sold in the fourth quarter of 2014.  The Statements of Cash Flows do not separately report the cash flows of discontinued operations. See Note 7 for additional information.

Revenue Adjustments

During the nine months ended September 30, 2015, Talen Energy recorded a $7 million decrease to "Retail energy" revenues on the 2015 Statement of Income. Prior to this date, Talen Energy billed and collected amounts from a third party that had a transmission operating agreement with Talen Energy's former affiliate, PPL Electric. Such amounts should have been recognized as an affiliate payable, but were inadvertently recorded as revenue. The $4 million after-tax ($0.03 per share for Talen Energy Corporation) impact of correcting this overstatement of "Retail energy" revenues decreased "Income (Loss) from Continuing Operations after Income Taxes" and "Net Income (Loss)" during the nine months ended September 30, 2015. The impact of the overstatement was not material to the previously-issued financial statements and the correction is not expected to be material to the full year results for 2015.

During the three and nine months ended September 30, 2014, Talen Energy recorded $14 million ($9 million after-tax) and $17 million ($11 million after-tax) increases to "Energy-related businesses" revenues and "Income (Loss) from Continuing Operations before Income Taxes" on the 2014 Statement of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary. The $9 million and $11 million after-tax impact ($0.11 and $0.13 per share for Talen Energy Corporation) of correcting this error increased "Income (Loss) from Continuing Operations after Income Taxes" and "Net Income (Loss)" in 2014. The impact of the errors is not material to the previously-issued financial statements and was not material to the full year results for 2014.

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

Accounting for Measurement-Period Adjustments

Effective September 30, 2015, Talen Energy prospectively adopted accounting guidance that requires an acquirer in a business combination to recognize measurement-period adjustments in the period in which the amounts are determined, including the effect on earnings of any amounts that would have been recorded in prior periods as if the accounting would have been completed at the acquisition date. The acquirer must disclose, by line item, the portion of the adjustment recorded in the current period income statement that would have been recognized in prior periods if the adjustment had been recognized as of the acquisition date.

This guidance applies to open measurement periods, and therefore applies to any measurement period adjustments made for the acquisition of RJS Power. See Note 7 for additional information.

3. Segment and Related Information

Effective June 1, 2015, in connection with the spinoff and acquisition transactions, Talen Energy is organized in two segments: East and West, primarily based on geographic location and energy market characteristics. Prior to the spinoff and acquisition, Talen Energy operated within a single segment.

The East segment consists primarily of competitive generation in PJM and wholesale, retail, marketing and trading activities in the eastern U.S. and the legacy Talen Energy Supply coal fired facility, Colstrip, in Montana. As such, the East segment includes all legacy Talen Energy Supply operations and from June 1, 2015, the Raven operations that were acquired from the Riverstone Holders. Although all of the legacy single segment's activity is still included in one segment (East), segment information for periods prior to the spinoff has been revised to reflect the current period presentation as the measurement of segment performance has changed. Previously, net income was used as the measure of segment performance. Beginning in June 2015, operating income and certain non-GAAP measures are used as measures of segment performance. As the Sapphire portfolio is classified as discontinued operations, its results are not included in the East segment's operating income, but the Sapphire portfolio assets are included with the East segment's assets.

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

Financial data for the segments and reconciliation to consolidated results for the periods ended September 30 are:

	Three Months		Nine Months
	2015	2014	2015	2014
Income Statement Data
Revenues from external customers (a)
East	$1,325	$1,601	$3,305	$1,653
West	94	—	125	—
Total	$1,419	$1,601	$3,430	$1,653

Operating Income (Loss)
East	$(230)	$242	$132	$307
West	24	—	18	—
Other	(40)	(53)	(184)	(181)
Total	$(246)	$189	$(34)	$126

Balance Sheet Data	September 30, 2015	December 31, 2014
Assets
East	$11,128	$10,468
West	1,066	—
Other (b)	60	292
Total Assets	$12,254	$10,760

(a)	Includes unrealized gains and losses from derivatives. See Note 14 for additional information.

(b)	Primarily consists of unallocated items, including cash and PP&E.

4.  Earnings (Loss) Per Share for Talen Energy Corporation

On June 1, 2015, the spinoff date, Talen Energy Corporation issued 128,499,023 shares of common stock, including 83,524,365 shares issued to PPL's shareholders and 44,974,658 shares issued in a private placement to the Riverstone Holders. To calculate basic and diluted EPS for periods presented prior to June 1, 2015, Talen Energy Corporation used the shares issued to PPL's shareholders on the date of the spinoff as Talen Energy Corporation was a wholly owned subsidiary of PPL and no shares were outstanding prior to that date. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 utilized the weighted-average shares outstanding during this period assuming the shares issued to PPL's shareholders were outstanding during the entire period and reflects the impact of the private placement of shares to the Riverstone Holders on the spinoff date.

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

Reconciliations of the amounts of income and shares of Talen Energy Corporation common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2015	2014	2015	2014

Income (Numerator)
Income (Loss) from continuing operations after income taxes	$(339)	$94	$(218)	$38
Income (Loss) from discontinued operations (net of income taxes)	(62)	7	(61)	10
Net Income (Loss)	$(401)	$101	$(279)	$48
Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	128,509	83,524	103,627	83,524
Weighted-average shares - Diluted EPS	128,509	83,524	103,627	83,524

Share-based payment awards of 1,263 thousand and 525 thousand were excluded from the computations of diluted EPS for the three and nine months ended September 30, 2015 because the effect would have been antidilutive.

5.  Income Taxes

Selected information regarding Talen Energy's income tax provision for the periods ended September 30 was as follows:

	Three Months		Nine Months
	2015	2014	2015	2014
Income (Loss) from Continuing Operations Before Income Taxes	$(300)	$168	$(169)	$54
Income Taxes	$39	$74	$49	$16
Effective Tax Rate	(13)%	44%	(29)%	30%

Talen Energy recorded taxes during the nine month period at an interim period annualized effective tax rate of 30.76% in 2015 compared with 36.93% in 2014. However, Talen Energy's income tax expense reflected in the table above does not bear a customary relationship to income (loss) from continuing operations before income taxes primarily as a result of the impact of the recognition of an impairment of non-deductible goodwill, uncertain tax benefits, state deferred rate changes, tax return adjustments, tax credits and the impact of state and local income taxes.

In February 2015, PPL and the IRS Appeals division reached a tentative settlement on PPL's open audits for the years 1998 - 2011. The settlement was required to be reviewed and approved by the Joint Committee on Taxation (JCT) before considered final. In April 2015, PPL was notified that the JCT approved PPL's settlement. During the nine months ended September 30, 2015, Talen Energy recorded a tax benefit of $12 million for its portion of the settlement of previously unrecognized tax benefits.

Also in 2015, Talen Energy recorded a tax benefit of $17 million during the nine months ended September 30, related to its state deferred tax liabilities for changes in state apportionment and the impact on the future estimated state income tax rate as a result of the acquisition of RJS Power.

6.  Financing Activities

Credit Arrangements and Short-term Debt

Talen Energy maintains credit facilities to enhance liquidity and provide credit support. The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets. The following credit facility was in place at:

	September 30, 2015
	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity
Syndicated Secured Credit Facility (a)	June 2020	$1,850	$—	$334	$1,516

(a)
The facility includes capacity available for letters of credit and for short-term borrowings. The facility requires Talen Energy Supply to maintain a senior secured debt to adjusted EBITDA ratio (as defined in the agreement) of less than or equal to 4.50 to 1.00 as of the last day of any fiscal quarter. The company pays customary fees on the facility and borrowings bear interest at the company's option at either a defined base rate or LIBOR-based rates, in each case plus an applicable margin.

The syndicated secured credit facility was entered into on June 1, 2015 in connection with the completion of the spinoff transaction and replaced Talen Energy Supply's previously existing unsecured syndicated credit facility. Talen Energy Supply is the borrower under the new facility. Any outstanding principal amounts under the old facility were repaid prior to the termination of the old facility and outstanding letters of credit were transferred to the new facility. The facility is secured by liens on the assets of Talen Energy Supply and is guaranteed by certain Talen Energy Supply subsidiaries, which guarantees are in turn secured by liens on assets of such subsidiaries with an aggregate carrying value of $7 billion at September 30, 2015. The facility provides the option to raise incremental credit facilities, refinance the loans with debt incurred outside the facility and extend the maturity date of the revolving credit commitments and loans and, if applicable, term loans, subject to certain limitations. In October 2015, Talen Energy Supply borrowed $400 million under this facility to finance a portion of the MACH Gen, LLC acquisition. As of October 31, 2015, the total amount outstanding under the facility was $550 million (excluding letters of credit), with a weighted average interest rate of 2.44%.

The Talen Energy Supply letter of credit facility and uncommitted credit facilities that existed at December 31, 2014 either expired or matured during the first quarter of 2015. Any previously issued letters of credit under these facilities were either terminated or reissued under the then-outstanding unsecured syndicated credit facility, and upon closing of the spinoff were reissued under the new syndicated secured credit facility described above. During the nine months ended September 30, 2015, Talen Energy wrote-off $12 million of unamortized fees to "Interest expense" on the Statements of Income as a result of the termination of the prior credit facility.

Talen Energy Supply maintains a $500 million agreement expiring June 2017 that provides Talen Energy Supply the ability to request up to $500 million of committed unsecured letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At September 30, 2015, Talen Energy Supply had not requested any capacity for the issuance of letters of credit under this agreement.

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

In September 2015, Talen Energy Supply completed a remarketing of $231 million of Exempt Facilities Revenue Refunding Bonds, Series 2009A due 2038, Series 2009B due 2038, and Series 2009C due 2037 that were issued by PEDFA on behalf of Talen Energy Supply in 2009. All series bore interest at a fixed rate of 3.0% prior to the remarketing. The Series 2009A Bonds, with a principal amount of $100 million, were remarketed at a fixed coupon of 6.40% to maturity. The Series 2009B Bonds and Series 2009C Bonds, with an aggregate principal amount of $131 million, were remarketed at a fixed rate of 5.00% for five years, at which time they will be subject to mandatory repurchase and optional remarketing. This transaction is excluded from the Statement of Cash Flows as a non-cash transaction.

In October 2015, Talen Energy Supply's $300 million of 5.70% REset Put Securities due 2035 (REPS) were subject to mandatory tender to the remarketing dealer. However, the remarketing dealer and Talen Energy Supply mutually agreed to terminate the remarketing dealer's right to remarket the REPS and, in accordance with the terms of the REPS, Talen Energy Supply repurchased the REPS at par. The total aggregate consideration paid to repurchase the REPS was $434 million, which included $300 million of principal and $134 million of remarketing option value paid to the remarketing dealer. The termination payment to the remarketing dealer will be recorded to earnings in the fourth quarter of 2015.

MACH Gen, LLC Debt

Following the MACH Gen, LLC acquisition in November 2015, $578 million of debt under the First Lien Credit and Guaranty Agreement (New MACH Gen Agreement) of New MACH Gen, LLC (a subsidiary of MACH Gen, LLC) remains outstanding, which is comprised of approximately $475 million outstanding under a Term Loan B facility that matures July 2022 and approximately $103 million drawn under a $160 million revolving credit facility that matures July 2021. Obligations under the New MACH Gen Agreement are guaranteed by each of New MACH Gen, LLC's subsidiaries and are secured by a first priority security interest, subject to possible shared first lien status with certain permitted hedge and power sale agreements, in all of the assets of New MACH Gen, LLC and each guarantor, including the equity interests in New MACH Gen, LLC and each guarantor. The weighted average interest rates on the outstanding Term Loan B and revolving credit facility borrowings are 6.21% and 4.98%, respectively. The Term Loan B provides customary annual amortization paid quarterly and may also be repaid, in whole or in part, beginning in the third quarter of 2016 without any make-whole premium.

Preferred Stock of Talen Energy Corporation

Talen Energy Corporation is authorized under its Amended and Restated Certificate of Incorporation to issue up to 100 million shares of preferred stock. No shares of preferred stock were issued or outstanding at September 30, 2015.

7.  Acquisitions, Development and Divestitures

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

Acquisitions

MACH Gen, LLC

On November 2, 2015, Talen Energy completed the acquisition of the membership interests of MACH Gen, LLC for $603 million in cash consideration (including estimated working capital). The cash purchase price is subject to post-closing adjustment based on the amounts by which the actual figures vary from the estimates provided at the closing. The purchase price was funded by a borrowing under Talen Energy Supply's syndicated secured credit facility and cash on hand. The Term Loan B and revolving credit facility of New MACH Gen, LLC (a subsidiary of MACH Gen, LLC) remain outstanding following the completion of the transaction. See Note 6 for additional information. MACH Gen, LLC's total generating capacity is approximately 2,500 MW. Talen Energy will apply acquisition accounting to the assets and liabilities of MACH Gen, LLC and its subsidiaries, whereby the purchase price will be allocated to the underlying tangible and intangible assets and liabilities based on their respective fair values on the acquisition date, with the remainder allocated to goodwill. Based on the timing of the acquisition closing date to the filing date of the financial statements, the preliminary purchase price allocation of the assets and liabilities of MACH Gen, LLC are in process and purchase accounting disclosures are not available at the time of the filing of these financial statements.

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

The following table summarizes the preliminary allocation of the purchase price to the fair values of the major classes of assets and liabilities of RJS, all of which represent non-cash activity excluded from the Statement of Cash Flows for the nine months ended September 30, 2015.

Current assets (a)	$164
Assets of discontinued operations (b)	375
PP&E	1,777
Other intangibles (c)	46
Current liabilities	(259)
Liabilities of discontinued operations	(5)
Long-term debt	(1,244)
Deferred income taxes	(266)
Other noncurrent liabilities (d)	(80)
Net identifiable assets acquired	508
Goodwill (e)	394
Net assets acquired	$902

(a)	Includes gross contractual amount of the accounts receivable acquired of $41 million, which approximates fair value.

(b)	See Note 13 for information on impairment charges recorded during the third quarter of 2015 related to the Sapphire portfolio.

(c)	Includes $28 million for a pipeline lease that will be amortized over a 14 year period, and $17 million for an ash site permit that has an amortization period of 10 years.

(d)	Includes $33 million for "out-of-the-money" coal contracts that will be amortized over the contract term as the coal is consumed.

(e)
The preliminary allocation above is as of the acquisition date of June 1, 2015. As further discussed in Note 15, goodwill was fully impaired at September 30, 2015, which included the goodwill recognized in the acquisition of RJS Power.

The purchase price allocation is considered by Talen Energy's management to be provisional and could change materially in subsequent periods. Any changes to the provisional purchase price allocation during the measurement period will be adjusted prospectively. The measurement period can extend up to a year from the date of acquisition, but Talen Energy expects to complete the purchase price allocation by the end of 2015. The items pending finalization include, but are not limited to, the valuation of certain liabilities, goodwill and deferred income taxes.

During the third quarter of 2015, certain immaterial purchase accounting reclassification adjustments were made affecting deferred income taxes, assets and liabilities of discontinued operations and current assets and liabilities. Additionally, minor purchase accounting valuation adjustments were made affecting certain current assets and liabilities, PP&E, other intangibles and related deferred income taxes resulting in a $4 million reduction in provisional goodwill. The statement of income effect of these adjustments recorded during the third quarter was insignificant.

Goodwill recorded as a result of the acquisition primarily reflected synergies expected to be achieved related to the spinoff and acquisition. The goodwill is not deductible for income tax purposes and has been assigned to the East segment. See Note 15 for additional information related to goodwill.

Actual operating revenues and net income of RJS, since the June 1 acquisition, included in Talen Energy's results for the periods ended September 30, 2015 were:

	Three Months		Nine Months
	Operating Revenues	Net Income (Loss) (a)	Operating Revenues	Net Income (Loss)(a)
RJS actual for 2015	$237	$34	$339	$48

(a)
Includes the operating results of the Sapphire portfolio, which is classified as discontinued operations. Excludes the impact of goodwill and long-lived asset impairments recorded during the three and nine months ended September 30, 2015. See Notes 13 and 15 for information on the impairments recorded.

Pro forma information for Talen Energy for the periods ended September 30, as if the acquisition had occurred January 1, 2014, is as follows:

	Three Months		Nine Months
	Operating Revenues	Income (Loss) from Continuing Operations After Tax	Operating Revenues	Income (Loss) from Continuing Operations After Tax
2015:
Pro forma	$1,420	$110	$3,723	$235
Basic and diluted earnings per share (for Talen Energy Corporation)		0.86		1.83
2014:
Pro forma	1,758	79	2,361	47
Basic and diluted earnings per share (for Talen Energy Corporation)		0.61		0.37

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

The pro forma financial information presented above includes adjustments for (1) classifying Sapphire as discontinued operations (see Note 1 and "Discontinued Operations - Sapphire" below for additional information), (2) alignment of accounting policies, (3) incremental depreciation and amortization expense related to fair value adjustments to PP&E and identifiable intangible assets and liabilities, (4) incremental interest expense for outstanding borrowings to reflect the terms of the new syndicated credit facility, (5) nonrecurring items (discussed below), (6) the tax effect of the above adjustments, and (7) the issuance of Talen Energy Corporation common stock in connection with the spinoff from PPL and the acquisition of RJS Power. The pro forma financial information presented excludes the impact of impairments recorded during the three and nine months ended September 30, 2015. See Notes 13 and 15 for information on the impairments recorded.

Nonrecurring acquisition, integration and other costs directly related to the acquisition during the nine months ended September 30, 2015 of $6 million are recorded in "Operation and maintenance" on the Statements of Income. Adjustments were made in the calculation of pro forma amounts to remove the effect of these nonrecurring items and related income taxes. The pro forma financial information does not include adjustments for potential future cost savings.

Anticipated Divestitures

Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane Power Plants

In October 2015, Holtwood, LLC, a wholly owned, indirect subsidiary of Talen Energy, entered into an agreement to sell the Holtwood and Lake Wallenpaupack hydroelectric projects in Pennsylvania for a purchase price of $860 million, subject to customary purchase price adjustments. The projects have a combined summer rating operating capacity of 308 MW. The transaction is expected to close in the first quarter of 2016, subject to customary closing conditions and the receipt of required regulatory approvals.

In October 2015, Talen Generation entered into an agreement to sell Talen Ironwood Holdings, LLC, which through its subsidiaries owns and operates the Ironwood natural gas combined-cycle plant in Pennsylvania for a purchase price of $654 million, subject to customary purchase price adjustments. In connection with the sale, Talen Energy expects to repay $41 million of indebtedness, plus a customary debt make-whole premium. The Ironwood unit has a summer rating operating capacity of 660 MW. The transaction is expected to close in the first quarter of 2016, subject to customary closing conditions and the receipt of required regulatory approvals.

In October 2015, Raven Power Marketing LLC, a wholly owned, indirect subsidiary of Talen Energy, entered into an agreement to sell C.P. Crane LLC, which owns and operates the C.P. Crane coal-fired power plant in Maryland. The C.P. Crane plant has a summer rating operating capacity of 402 MW. The transaction is expected to close in the first quarter of 2016, subject to customary closing conditions and the receipt of required regulatory approvals. The transaction is not expected to have a significant impact on Talen Energy's financial condition or results of operations. See Notes 13 and 15 for information on an impairment recorded during the third quarter of 2015 for this plant.

The sales are part of the requirement to divest certain PJM assets to comply with a December 2014 FERC order approving the combination with RJS Power.

Discontinued Operations

Sapphire

As described in Note 1, as part of the FERC approval of the combination with RJS Power as part of the spinoff transaction, certain assets are required to be disposed of under a mitigation plan. Under GAAP, assets acquired through a business combination that are immediately held for sale should be classified as a discontinued operation from the date of acquisition. The Sapphire portfolio is included in both of the divestiture packages currently approved by FERC to satisfy the mitigation requirements of the FERC order approving the combination with RJS Power and therefore meets the criteria for classification as assets and liabilities of discontinued operations on the Balance Sheet and as discontinued operations on the Statements of Income. See Note 1 to the Financial Statements for more information regarding the mitigation options as well as the Sapphire liabilities not included in liabilities of discontinued operations.

The assets and liabilities of discontinued operations on the Balance Sheet as of September 30, 2015 consisted of PP&E and an ARO.

Following are the components of discontinued operations, since the June 1 acquisition, on the Statement of Income for the periods ended September 30, 2015.

	Three Months	Nine Months
Operating revenues	$36	$44
Operating expenses	27	34
Impairment (a)	109	109
Income (loss) before income taxes	(100)	(99)
Income tax expense	38	38
Income (Loss) from Discontinued Operations (net of income taxes)	$(62)	$(61)

(a)	See Notes 13 and 15 for additional information on this non-cash charge.

Talen Montana Hydro Sale

In November 2014, Talen Montana completed the sale to NorthWestern Corporation of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash.  The sale included 11 hydroelectric power facilities and related assets.

Following are the components of discontinued operations on the Statement of Income for the periods ended September 30, 2014.

	Three Months	Nine Months
Operating revenues	$33	$103
Interest expense (a)	2	6
Income (loss) before income taxes (b)	11	20
Income (Loss) from Discontinued Operations (net of income taxes) (b)	7	10

(a)	Represents allocated interest expense based upon the discontinued operations share of the net assets of Talen Energy.

(b)	Includes an impairment charge related to the Kerr Dam Project. See Note 13 for additional information on this non-cash charge.

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

The fair value of restricted stock units granted is recognized as compensation expense on a straight-line basis over the service period or through the date the employee reaches retirement eligibility. The fair value of restricted stock units granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. Restricted stock units are subject to forfeiture or accelerated payout under the SIP provisions for termination, retirement, disability and death of employees. Restricted stock units vest fully, in certain situations, as defined by the SIP. The total restricted stock units granted through September 30, 2015 was 261,877 and the grant date fair value per share was $18.86.

Stock Options

Stock options have been granted with an option exercise price per share not less than the fair value of Talen Energy Corporation's common stock on the date of grant. Options become exercisable in equal installments over a three-year service period beginning one year after the date of grant, assuming the individual is still employed by Talen Energy or a subsidiary. The CGNC has discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable immediately in certain situations, as defined by the SIP. The fair value of options granted is recognized as compensation expense on a straight-line basis over the service period or through the date the employee reaches retirement eligibility. Substantially all stock option awards are expected to vest. The fair value of options granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. Stock options granted through September 30, 2015 were 991,101 and the grant date fair value per share was $4.91.
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

The assumptions used in the model were:

Risk-free interest rate	2.05%
Expected option life	6 years
Expected stock volatility	21.55%

Performance Units

Performance units represent a target number of shares of Talen Energy Corporation's common stock that the recipient would receive upon Talen Energy Corporation's attainment of an applicable performance goal. For awards granted in 2015, Talen Energy Corporation uses total shareowner return (TSR) which is determined based on total shareowner return during a three-year performance period. At the end of the performance period, payout is determined by comparing Talen Energy Corporation's TSR to the TSR of peer group companies that Talen Energy Corporation has selected. Awards are payable on a graduated basis based on thresholds that measure Talen Energy Corporation's performance relative to the peer group companies on which each years' awards are measured. Awards can be paid up to 200% of the target award or forfeited with no payout if performance is below a minimum established performance threshold. Under the plan provisions, performance units are subject to forfeiture upon termination of employment except for retirement, disability or death of an employee, in which case the total performance units remain outstanding and are eligible for vesting through the conclusion of the performance period. The fair value of performance units is recognized as compensation expense on a straight-line basis over the three-year performance period. Performance units vest on a pro rata basis, in certain situations, as defined by the plan.

The fair value of performance units granted was estimated using a Monte Carlo pricing model that values market based performance conditions such as TSR. The model assumed an expected stock volatility of 31.8% that was based on the historical volatility based on daily stock price changes of peer group companies.

Performance Units granted through September 30, 2015 were 158,900 and the weighted-average grant date fair value was $21.17 per share.

Compensation Expense
Prior to the spinoff, restricted shares of PPL common stock, restricted stock units, performance units and stock options were granted to officers and other key employees of Talen Energy. At December 31, 2014, these employees of Talen Energy had 1,457,900 of unvested shares of restricted stock and restricted stock units, 291,492 of performance units and 2,745,016 of outstanding stock options. These awards and restricted stock and stock options granted to these employees in 2015 prior to the spinoff by PPL, were accelerated for vesting purposes. See Note 1 for information on the recording of expense related to this acceleration. For the nine months ended September 30, 2015, compensation expense for these awards, excluding the acceleration, but including an allocation of PPL Services' compensation expense for similar awards, was $18 million.

The nine months ended September 30, 2015 includes compensation expense of $3 million for Talen Energy Corporation restricted stock units, performance units and stock options accounted for as equity awards.

See Note 1 for additional information on the spinoff from PPL.

9.  Defined Benefits

Prior to the June 1, 2015 spinoff, the majority of Talen Energy Supply's employees were eligible for pension benefits under a PPL non-contributory defined benefit pension plan, with benefits based on length of service and either career average pay or final average pay, as defined by the plan. Prior to the June 1, 2015 spinoff, this plan was closed to all newly hired employees. Newly hired employees were eligible to participate in a PPL 401(k) savings plan with enhanced employer contributions. Talen Energy was allocated costs of the PPL pension plan based on its employees' participation in the plan. Employees who participated in this PPL pension plan who became employees of Talen Energy Supply transferred into a newly created pension plan sponsored by Talen Energy Supply, which provides benefits similar to that of the PPL pension plan.

Prior to the spinoff, the majority of Talen Energy Supply's employees also were eligible for certain health care and life insurance benefits upon retirement through the PPL other postretirement benefit plans, which, prior to the June 1, 2015 spinoff, were closed to all newly hired employees. Talen Energy Supply was allocated costs of the PPL plans based on its employees' participation in the plans. Employees who participated in the health care and life insurance plans and who became employees of Talen Energy Supply transferred into the newly created Talen Energy other postretirement benefit plans sponsored by Talen Energy Supply, which provide benefits similar to those of the PPL other postretirement benefit plans.

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

The following table provides the components of net periodic defined benefit costs for Talen Energy pension plans for the periods ended September 30, for which the nine months of 2015 includes four months of costs under the newly formed Talen Energy pension plan. The net periodic defined benefit costs for other postretirement benefit plans for the periods ended September 30, 2015 and 2014 were insignificant.

	Pension Benefits
	Three Months		Nine Months
	2015	2014	2015	2014
Service cost	$12	$1	$19	$4
Interest cost	18	3	28	7
Expected return on plan assets	(23)	(3)	(37)	(8)
Amortization of:
Actuarial (gain) loss	6	—	9	1
Net periodic defined benefit costs (credits)	$13	$1	$19	$4

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

	Three Months		Nine Months
	2015	2014	2015	2014
Pension and other postretirement benefits (a)	$—	$2	$18	$32

(a)
The three and nine months ended September 30, 2014 includes $(5) million and $11 million of termination benefits (credits) related to a one-time voluntary retirement window offered to certain bargaining unit employees upon the ratification of a new union agreement in June 2014. The benefits offered were consistent with the standard separation program benefits for bargaining unit employees.

During the nine months ended September 30, 2014, $6 million of severance compensation was recorded by Talen Energy related to the 2014 union agreement as mentioned in note (a) above.

10.  Commitments and Contingencies

Energy Purchase Commitments

Talen Energy enters into long-term purchase contracts to supply the coal requirements for its coal-fired generating facilities. These contracts include commitments to purchase coal through 2019. As a result of low market prices and demand for electricity and natural gas, coal utilization has decreased.  To mitigate the risk of oversupply, Talen Energy incurred pre-tax charges of $41 million during the three and nine months ended September 30, 2015 to reduce its contracted coal deliveries in 2015 through 2018.  These charges were recorded to "Fuel" on the Statement of Income.

Legal Matters

Talen Energy is involved in legal proceedings, claims and litigation in the ordinary course of business, including, but not limited to, the matters identified below.  Talen Energy believes that it has meritorious defenses in connection with its current legal proceedings, claims and litigation, and it intends to vigorously contest each of them. However, there can be no assurance that it will be successful in its efforts.

No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding any of the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors such as ongoing discovery, significant facts that are in dispute, the stage of the proceeding and the wide range of potential outcomes for any such matter.

Other than as described below, in the opinion of management based upon information currently available to Talen Energy, while the outcome of these legal proceedings, claims and litigation is uncertain, the likely results of these legal proceedings, claims and litigation are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

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

In July 2013, the Sierra Club and MEIC filed an additional Notice of Intent to Sue, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint.  The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  Talen Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  In August 2014, the Sierra Club and MEIC filed a second amended complaint.  This complaint includes the same causes of action articulated in the first amended complaint, but in regard to only eight projects done between 2001 and 2013.  In September 2014, the Colstrip owners filed an answer to the second amended complaint.  Discovery closed in the first quarter of 2015, and in April, the plaintiffs indicated they intend to pursue claims related to only four of the remaining projects. The case has been bifurcated as to liability and remedy, and the liability trial is currently set for May 2016. A trial date with respect to remedy, if there is a finding of liability, has not been scheduled.

Notice of Intent to File Suit

In October 2014, Talen Energy received a notice letter from the Chesapeake Bay Foundation (CBF) alleging violations of the Clean Water Act and Pennsylvania Clean Streams Law at the Brunner Island generation plant.  The letter was sent to Brunner Island, LLC and the PADEP and is intended to provide notice of the alleged violations and CBF's intent to file suit in Federal court after expiration of the 60 day statutory notice period.  Among other things, the letter alleges that Brunner Island, LLC failed to comply with the terms of its National Pollutant Discharge Elimination System permit and associated regulations related to the application of nutrient credits to the facility's discharges of nitrogen into the Susquehanna River.  The letter also alleges that PADEP has failed to ensure that credits generated from nonpoint source pollution reduction activities that Brunner Island, LLC applies to its discharges meet the eligibility and certification requirements under PADEP's nutrient trading program regulations.  If a lawsuit is filed by CBF, Talen Energy would expect CBF to seek injunctive relief, monetary penalties, fees and costs of litigation.

Montana Regional Haze

In September 2012, the EPA Region 8 developed a regional haze Federal Implementation Plan (FIP) for Montana. The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed stricter limits for Corette and Colstrip Units 1 and 2. Talen Montana was meeting these stricter permit limits at Corette without any significant changes to operations, although other requirements led to the suspension of operations and retirement of Corette in March 2015. The stricter limits at Colstrip Units 1 and 2 would require additional controls to meet more stringent nitrogen oxides and sulfur dioxide limits, the cost of which could be significant. Both Talen Montana and environmental groups appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit where oral argument was heard in May 2014. On June 9, 2015, the Ninth Circuit issued a decision that vacated as arbitrary and capricious the portions of the FIP setting stricter emissions limits for Colstrip Units 1 and 2 and Corette. The Ninth Circuit upheld the EPA's decision not to require further emissions reductions at Colstrip Units 3 and 4. The Ninth Circuit opinion requires the EPA to now reissue a FIP that is consistent with the opinion. Talen Energy does not anticipate a material impact to its financial condition or results of operations from this recent decision.

Colstrip Wastewater Facility Administrative Order on Consent

Talen Montana is party to an Administrative Order on Consent (AOC) with the MDEQ related to operation of the wastewater facilities at the Colstrip power plant. In September 2012, Earthjustice, on behalf of Sierra Club, MEIC, and the National Wildlife Federation, filed an affidavit under Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review. Talen Montana elected to have this proceeding conducted in Montana state district court, and in October 2012, Earthjustice filed a petition for review in Montana state district court in Rosebud County. This matter was stayed in December 2012 pending the outcome of separate litigation where the same environmental groups challenged the AOC in a writ of mandamus. That litigation was resolved in May 2013 when defendants Talen Montana and MDEQ won their motions to dismiss the matter, and the environmental groups did not appeal. In April 2014, Earthjustice filed successful motions for leave to amend the petition for review and to lift the stay. Talen Montana and the MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014, which were denied in October 2014. Discovery closed in October 2015, and a bench trial is set for April 2016.

Regulatory Matters

Talen Energy operates in a highly regulated industry and is subject to regulation by various federal and state agencies and in the various regions where it conducts business. In addition to the regulatory issues discussed below, Talen Energy and its subsidiaries are party to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure.

Other than as described below, in the opinion of management based upon information currently available to Talen Energy, while the outcome of these regulatory matters and proceedings is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

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

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law (the Act) that Talen Energy believes would intervene in the wholesale capacity market to create incentives for the development of new, in-state electricity generation facilities even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could have the effect of depressing capacity prices in PJM in the short term, which could impact Talen Energy's revenues, and also could harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In February 2011, certain Talen Energy subsidiaries and several other companies filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution and requesting relief barring implementation.  In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Third Circuit (Third Circuit) by CPV Power Development, Inc., Hess Newark, LLC and the State of New Jersey (the Appellants). In September 2014, the Third Circuit affirmed the District Court's decision. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U. S. Solicitor General to submit briefs expressing its views as to the issues raised in this case. In September 2015, the U.S. Solicitor General filed a brief expressing the view of the United States that the case was rightly decided and that the petition for certiorari should be denied. Talen Energy believes, though no assurances can be given, that the proceeding may be delayed pending the outcome of the Maryland Public Service Commission (MD PSC) action described below. Based upon information currently available to it, Talen Energy cannot estimate a range of reasonably possible losses, if any, related to this matter.

Maryland Capacity Order

In April 2012, the MD PSC ordered (Order) three electric utilities in Maryland to enter into long-term contracts to support the construction of new electricity generating facilities in Maryland, the intent of which, Talen Energy believed, was to encourage the construction of new generation even when, under the FERC-approved PJM economic model, such new generation would not be economic. The MD PSC action could have the effect of depressing capacity prices in PJM in the short term, which could impact Talen Energy's revenues, and also could harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In April 2012, Talen Energy subsidiaries and several other companies filed a complaint in U.S. District Court (District Court) in Maryland challenging the Order on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution, and requested declaratory and injunctive relief barring implementation of the Order by the MD PSC Commissioners.  In September 2013, the District Court issued a decision finding the order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) by CPV Power Development, Inc. and the State of Maryland (the Appellants).  In June 2014, the Fourth Circuit affirmed the District Court's opinion and subsequently denied the Appellants' motion for rehearing. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U.S. Solicitor General to submit briefs expressing its views as to the issues raised in this case. In September 2015, the U.S. Solicitor General filed a brief expressing the view of the United States that the case was rightly decided and that the petition for certiorari should be denied. In October 2015, the U.S. Supreme Court granted certiorari of the case, and briefing and oral arguments are being scheduled. Based upon information currently available to it, Talen Energy cannot estimate a range of reasonable possible losses, if any, related to this matter.

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

Environmental Matters

Due to the environmental issues discussed below or other environmental matters, it may be necessary for Talen Energy to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.  In addition, legal challenges to environmental permits or rules add to the uncertainty of estimating the future cost of these permits and rules.

Other than as described below, in the opinion of management based upon information currently available to Talen Energy, while the outcome of these environmental matters and proceedings is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

Air

CSAPR

The EPA's CSAPR addresses the interstate transport of fine particulates and ozone by regulating emissions of sulfur dioxide and nitrogen oxide. In accordance with an October 2014 D.C. Circuit Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases: Phase 1 trading commenced in January 2015, and Phase 2 trading is expected to commence in 2017. Legal challenges to CSAPR are on-going in federal and state court and the EPA has committed to issuing a new proposed transport rule addressing nitrogen oxide emissions to satisfy the Clean Air Act good neighbor provisions with respect to the 2008 ozone NAAQS by the end of 2015.

Although Talen Energy does not currently anticipate significant costs to comply with these programs, changes in market or operating conditions, or significant regulatory changes, could result in impacts that are greater than anticipated.

National Ambient Air Quality Standards

In 2008, the EPA revised downward the National Ambient Air Quality Standard (NAAQS) for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, Maryland and New Jersey, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies (RACT).  In 2015, the PADEP is expected to finalize a RACT rule requiring some fossil-fueled plants to operate at more stringent nitrogen oxide emission rates. Maryland coal plants operated at reduced nitrogen oxide emission rates during the 2015 ozone season as a result of an emergency action issued by the Governor (which later became a final rule), and the MDE is developing post-2015 nitrogen oxide regulations for Maryland coal plants that could also be finalized by the end of 2015. MDE and the Governor have been sued by some environmental groups on the grounds that nitrogen oxide regulations developed under the prior Administration, and later withdrawn, were a final agency action. In October 2015, the EPA released a final rule that strengthens the NAAQS for ozone. This could lead to even further nitrogen oxide reductions for Talen Energy's fossil-fueled plants within, and outside of, the OTR. State and federal efforts to address interstate transport issues associated with ozone national ambient air quality standards, including increased pressure by state environmental agencies to further reduce nitrogen oxide emissions from plants with selective catalytic reduction technology, could potentially lead to further emission reductions.

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

In December 2012, the EPA issued final rules that tighten the annual NAAQS for fine particulates. The rules were challenged by industry groups, and in May 2014 the D.C. Circuit Court of Appeals upheld them. In January 2015, the EPA published a final rule establishing area designations under the standard. Non-attainment areas in Pennsylvania were identified; however, the EPA subsequently approved state implementation plan revisions that improved these classifications.

Until final rules are promulgated, all non-attainment designations are finalized and state compliance plans are developed, Talen Energy cannot predict the ultimate outcome of the new NAAQS for ozone, sulfur dioxide and particulate matter on its fleet or plants or whether they may have a material adverse effect on Talen Energy's financial condition or results of operations. Talen Energy anticipates that some of the measures required for compliance with the CSAPR (as discussed above), or the MATS and Regional Haze Rules (as discussed below), will help to achieve compliance.

MATS

In February 2012, the EPA finalized a rule (known as the MATS Rule) requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants by April 2015 with one-and two-year extension opportunities. The rule was challenged by industry groups and states and was upheld by the D.C. Circuit Court of Appeals in April 2014. The U.S. Supreme Court agreed to review this decision and issued its decision in June 2015 finding that the EPA acted unreasonably by refusing to consider costs when determining whether the MATS regulation was appropriate and necessary. The MATS Rule remains in effect pending further actions by the D.C. Circuit Court of Appeals and the EPA. Apart from the EPA's MATS Rule, several states, including Montana and Maryland, have enacted regulations requiring mercury emission reductions from coal plants in those states.

Regional Haze and Visibility

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064.  Under the programs, states are required to make reasonable progress every decade, through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977. The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates. To date, the focus of regional haze regulation has been primarily on the western U.S. The EPA is also working to address regional haze in Texas. A federal plan was proposed in December 2014 with an emphasis on coal plants. Minimal impacts are anticipated to Talen's gas fleet in Texas.

As for the eastern U.S., the EPA had determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides. However, the EPA's determination is being challenged by environmental groups. In September 2015, the Third Circuit Court of Appeals vacated portions of the EPA's approval of Pennsylvania's regional haze State Implementation Plan and remanded to EPA the rule for further consideration. Talen Energy is unable to determine at this time if the future impacts of Regional Haze on Talen

Energy plants in the eastern U.S. will have a material adverse effect on Talen Energy's financial condition or results of operations. See "Legal Matters" above for information on a legal decision recently issued by the Ninth Circuit Court of Appeals in a case challenging the EPA's final Regional Haze Federal Implementation Plan for Montana.

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

Climate Change

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to Talen Energy's generation assets, as well as impacts on Talen Energy's customers. In addition, changed weather patterns could potentially reduce annual rainfall in areas where Talen Energy has hydroelectric generating facilities or where river water is used to cool its fossil and nuclear powered generators. Federal and state initiatives to prepare energy assets and infrastructure for the impacts of climate change, such as those actions driven by President Obama's 2013 Climate Action Plan (discussed further below), could result in binding obligations to protect these assets.

Talen Energy cannot currently predict whether its businesses will experience these potential risks or whether any related costs will have a material adverse effect on Talen Energy's financial condition or results of operations.

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

In June 2013, President Obama released his Climate Action Plan reiterating the goal of reducing GHG emissions in the U.S. through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards. Since that time, the EPA has proposed and finalized regulations for existing and new power plants. The EPA's final rules addressing GHG emissions for new and existing power plants were published in the Federal Register in October 2015 along with a proposed federal implementation plan that would apply to any states that fail to submit an acceptable state implementation plan for the existing plant rule. The new and existing plant rules are being challenged in federal court. Comments are due to the EPA on the federal implementation plan proposal by January 2016. Implementation of the new and existing power plant rules could have a significant industry-wide impact, but at this time Talen Energy is unable to determine if the rules will have a material adverse effect on Talen Energy's financial condition or results of operations.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims.

Renewable Energy Legislation

Legislation introduced and/or under development in states where Talen Energy operates or competes for energy supply could have a significant impact on Talen Energy's competitive and financial positions. There are financial, regulatory and operational uncertainties related to the implementation of such renewable energy mandates that will need to be resolved before any impacts can be meaningfully estimated and, as a result, at this time Talen Energy is unable to determine if such renewable energy mandates will have a material adverse effect on Talen Energy's financial condition or results of operations.

Water/Waste

Coal Combustion Residuals (CCRs)

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located at active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is only enforceable through citizen suits. Talen Energy expects that its plants using surface impoundments for management and disposal of CCRs, or that previously managed CCRs and continue to manage wastewaters, will be most impacted by the rule. Requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. Talen Energy anticipates incurring capital or operation and maintenance costs prior to that time to address other requirements of the rule, such as groundwater monitoring and disposal facility modifications, or to implement various compliance strategies. The final CCR rule is being challenged in federal court.

Talen Energy continues to review the rule and evaluate financial and operational impacts. During the nine months ended September 30, 2015, $36 million of increases to existing AROs were recorded. Further changes to AROs may be required as estimates are refined and compliance with the rule continues. See Note 16 for information on AROs.

Effluent Limitations Guidelines (ELGs) and Standards

The EPA's final ELG regulations that revise discharge limitations for steam electric generation wastewater discharge permits were published in the Federal Register in November 2015. The rule will become effective in January 2016.  The final limitations are based on the EPA's review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and for scrubber wastewater.  The EPA's final ELG regulations contain requirements that could have a material impact on Talen Energy's coal-fired plants.  At the present time, Talen Energy is evaluating the new requirements. The new ELG limitations and standards will be implemented as each plant's discharge permit is renewed. The compliance period for the new requirements is from November 2018 through the end of 2023, based on the date that the permit is renewed and the compliance schedule that is negotiated with the agencies. At this point, Talen Energy is unable to estimate a range of reasonably possible compliance costs or to determine if the new requirements will have a material adverse effect on Talen Energy's financial condition or results of operations.

Seepages and Groundwater Infiltration - Pennsylvania and Montana

Seepages or groundwater infiltration were detected at active and retired wastewater basins and landfills at various Talen Energy plants. Talen Energy has completed or is completing assessments of seepages or groundwater infiltration at various facilities and has completed or is working with agencies to respond to notices of violations and implement assessment or abatement measures, where required or applicable. A range of reasonably possible losses cannot currently be estimated and, therefore, Talen Energy is unable to determine if any such abatement measures will have a material adverse effect on Talen Energy's financial condition or results of operations.

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

Waters of the United States (WOTUS)

In June 2015, the EPA and the U.S. Army Corps of Engineers (Army Corps) published their final rule redefining the term WOTUS. The rule, which became effective in August 2015, except in the 13 states that were granted a stay by the U.S. District Court for the District of North Dakota, identifies six types of categorically jurisdictional waters and two categories of waters for which case-by-case evaluations are needed to determine whether a "significant nexus" exists. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order preventing the EPA from implementing the rule nationwide. Talen Energy will continue to evaluate the rule, and while no material impacts to Talen Energy's financial condition or results of operations are anticipated, the redefinition could impact future development actions such as gas infrastructure expansions in the event the stay is lifted. Challenges are on-going in federal and state court.

Superfund and Other Remediation

From time to time, Talen Energy undertakes investigative or remedial actions in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiates with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiates with property owners and other third parties alleging impacts from Talen Energy's operations and undertakes similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analysis to date, resolution of these environmental matters is not expected to have a material adverse effect on Talen Energy's financial condition or results of operations.

Future investigation or remediation work at sites currently under review, or at sites not currently identified, may result in additional costs for Talen Energy, but at this time Talen Energy is unable to determine if such investigation\ or remediation work will have a material adverse effect on Talen Energy's financial condition or results of operations.

Other

Nuclear Insurance

The Price-Anderson Act is a United States Federal law which governs liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facility.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  At September 30, 2015, the liability limit per incident is $13.3 billion for such claims which is funded by insurance coverage from American Nuclear Insurers and an industry retroactive assessment program.

Under the industry retroactive assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act, as amended, Susquehanna Nuclear could be assessed deferred premiums of up to $255 million per incident, payable at a maximum of $38 million per year.

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

The table below details guarantees provided as of September 30, 2015.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance for the guarantees described below is remote. There was no recorded liability at September 30, 2015 compared with $13 million at December 31, 2014.

Talen Energy Supply has indemnifications related to sales of assets that are governed by the specific sales agreement and include breach of the representations, warranties and covenants, and liabilities for certain other matters.  Talen Energy's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration date noted is based on those cases in which the agreements provide for specific limits. The exposure at September 30, 2015 includes amounts related to the sale of the Talen Montana hydroelectric facilities. See Note 7 for additional information related to the sale. Talen Energy's exposure and related expiration dates are:

	Exposure at September 30, 2015	Expiration Date
Indemnifications for sales of assets	$1,150	2016 - 2025

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

11.  Related Party Transactions

Prior to the spinoff, PPL Electric and PPL Services were affiliates of Talen Energy. The disclosures below provide information regarding transactions that occurred prior to June 1, 2015. After June 1, 2015, transactions with PPL Electric and PPL Services, or any other PPL subsidiaries are not related party transactions.

PLR Contracts/Sales of Accounts Receivable

PPL Electric holds competitive solicitations for PLR generation supply.  Talen Energy Marketing has been awarded a portion of the PLR generation supply through these competitive solicitations.  The sales between Talen Energy Marketing and PPL Electric prior to May 31, 2015 and during the three and nine months ended September 30, 2014 are included in the Statements of Income as "Wholesale energy to affiliate" by Talen Energy.

PPL Electric's customers may choose an alternative supplier for their generation supply.  As part of a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers (including Talen Energy Marketing) at a discount. For the five month period up to the spinoff included in the nine months ended September 30, 2015, Talen Energy Marketing sold accounts receivable to PPL Electric of $146 million, compared with $77 million and $261 million during the three and nine month period ended September 30, 2014. Losses resulting from the sales of accounts receivable to PPL Electric during these periods were not material.

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

Talen Energy Supply was charged, primarily by PPL Services, the following amounts for the periods ended September 30, and believes these amounts were reasonable at the time, including amounts applied to accounts that are further distributed between capital and expense.

Three Months		Nine Months
2015	2014	2015	2014
$—	$49	$67	$161

Transition Services Agreement

As part of the spinoff transaction, Talen Energy Supply entered into a TSA with Topaz Power Management, LP (an affiliate of Riverstone) for certain business administrative services. For the three and nine months ended September 30, 2015, these costs, which are recorded in "Operation and maintenance" on the Statement of Income, were $4 million and $5 million.

Gas Supply Contract

A subsidiary of Jade has a gas supply contract in place with TrailStone NA Logistics LLC (TrailStone), an affiliate of Riverstone, under which TrailStone supplies gas to the generation facilities owned by Jade. For the three and nine months ended September 30, 2015, Talen Energy incurred $26 million and $32 million of costs for these gas purchases, which are recorded in "Fuel" on the Statement of Income.

Other

See Note 5, Note 8, and Note 9 for discussions regarding intercompany allocations associated with income taxes, stock-based compensation, and defined benefits.

12.  Other Income (Expense) - net

Talen Energy's "Other Income (Expense) - net" for the three and nine months ended September 30, 2015 and 2014 was primarily earnings on securities in NDT funds.

13.  Fair Value Measurements and Credit Concentration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and nine months ended September 30, 2015 and 2014, there were no transfers between Level 1 and Level 2.  See Talen Energy Supply's Note 1 to the Financial Statements in the 2015 Prospectus for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$648	$648	$—	$—	$352	$352	$—	$—
Restricted cash and cash equivalents (a)	83	83	—	—	193	193	—	—
Price risk management assets:
Energy commodities	802	—	739	63	1,318	6	1,171	141
Total price risk management assets	802	—	739	63	1,318	6	1,171	141
NDT funds:
Cash and cash equivalents	13	13	—	—	19	19	—	—
Equity securities
U.S. large-cap	581	433	148	—	611	454	157	—
U.S. mid/small-cap	84	35	49	—	89	37	52	—
Debt securities
U.S. Treasury	94	94	—	—	99	99	—	—
U.S. government sponsored agency	7	—	7	—	9	—	9	—
Municipality	81	—	81	—	76	—	76	—
Investment-grade corporate	49	—	49	—	42	—	42	—
Other	4	—	4	—	3	—	3	—
Receivables (payables), net	—	(3)	3	—	2	—	2	—
Total NDT funds	913	572	341	—	950	609	341	—
Auction rate securities (b)	6	—	—	6	8	—	—	8
Total assets	$2,452	$1,303	$1,080	$69	$2,821	$1,160	$1,512	$149
Liabilities
Price risk management liabilities:
Energy commodities	$684	$—	$626	$58	$1,217	$5	$1,182	$30
Total price risk management liabilities	$684	$—	$626	$58	$1,217	$5	$1,182	$30

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)	Included in "Other investments" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Nine Months
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$10	$7	$17	$111	$8	$119
Total realized/unrealized gains (losses)
Included in earnings	(7)	—	(7)	(148)	—	(148)
Purchases (a)	—	—	—	(39)	—	(39)
Sales	—	(1)	(1)	65	(2)	63
Settlements	(9)	—	(9)	(6)	—	(6)
Transfers into Level 3	—	—	—	10	—	10
Transfers out of Level 3	11	—	11	12	—	12
Balance at end of period	$5	$6	$11	$5	$6	$11

(a)	Positions acquired through the acquisition of RJS Power.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2014 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Nine Months
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$74	$13	$87	$24	$16	$40
Total realized/unrealized gains (losses)
Included in earnings	(84)	—	(84)	(147)	—	(147)
Purchases	—	—	—	(6)	—	(6)
Sales	67	(3)	64	67	(6)	61
Settlements	(37)	—	(37)	82	—	82
Balance at end of period	$20	$10	$30	$20	$10	$30

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	September 30, 2015
Talen Energy	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$31	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (37%)
Power sales contracts (c)	(2)	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (70%)
FTR purchase contracts (d)	(1)	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	(21)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
CRR purchase contracts (g)	(2)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
Auction rate securities (f)	6	Discounted cash flow	Modeled from SIFMA Index	52% - 57% (54%)

	December 31, 2014
Talen Energy	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$59	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (52%)
Power sales contracts (c)	(1)	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (59%)
FTR purchase contracts (d)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	50	Discounted cash flow	Proprietary model used to calculate forward prices	23% - 51% (45%)
Auction rate securities (f)	8	Discounted cash flow	Modeled from SIFMA Index	51% - 69% (63%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

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

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended September 30 are reported in the Statements of Income as follows:

	Three Months
	Energy Commodities, net
	Wholesale Energy		Retail Energy		Energy Purchases
	2015	2014	2015	2014	2015	2014
Total gains (losses) included in earnings	$2	$(102)	$(1)	$16	$(8)	$2
Change in unrealized gains (losses) relating to positions still held at the reporting date	8	6	12	13	(1)	1

	Nine Months
	Energy Commodities, net
	Wholesale Energy		Retail Energy		Energy Purchases
	2015	2014	2015	2014	2015	2014
Total gains (losses) included in earnings	$(108)	$(133)	$(33)	$(35)	$(7)	$21
Change in unrealized gains (losses) relating to positions still held at the reporting date	(31)	5	9	(12)	(5)	(3)

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

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using Talen Energy's proprietary models which may include significant unobservable inputs such as delivery at a location where pricing is unobservable, delivery dates that are beyond the dates for which independent quotes are available, volumetric assumptions, implied volatilities, implied correlations, and market implied heat rates.  Forward transactions, including forward transactions classified as Level 3, are analyzed by Talen Energy's Risk Management department.  Accounting personnel interpret the analysis quarterly to appropriately classify the fair value measurements in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on Talen Energy's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  Talen Energy's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

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

Auction Rate Securities

The fair value of auction rate securities is estimated using an income approach that includes readily observable inputs, such as principal payments and discount curves for bonds with credit ratings and maturities similar to the securities, and unobservable inputs, such as future interest rates that are estimated based on the SIFMA Index, creditworthiness, and liquidity assumptions driven by the impact of auction failures.  The probability of realizing losses on these securities is not significant. When the present value of future interest payments is significant to the overall valuation, the auction rate securities are classified as Level 3.

Auction rate securities are valued by the Treasury department.  Accounting personnel interpret the analysis quarterly to classify the fair value measurements in the fair value hierarchy.  Valuation techniques are evaluated periodically.

Nonrecurring Fair Value Measurements

The following nonrecurring fair value measurements occurred during the periods ended September 30, 2015 and 2014 resulting in asset impairments:

	Carrying Amount (a)	Fair Value Measurements Using Level 3 (b)	Pre-tax Loss (c)
Kerr Dam Project (March 31, 2014)	$47	$29	$18
Sapphire portfolio and C.P. Crane plant (September 30, 2015)	388	266	122

(a)	Represents carrying value before fair value measurement.

(b)	For the Sapphire portfolio, also reflects estimated cost to sell.

(c)
The impairments on the Kerr Dam Project and Sapphire portfolio are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income. The impairment on the C.P. Crane plant is included in "Impairments" on the Statement of Income.

The significant unobservable inputs used in and the quantitative information about the nonrecurring fair value measurement of assets and liabilities classified as Level 3 are as follows:

	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average)(a)

Kerr Dam Project (March 31, 2014)	$29	Discounted cash flow	Proprietary model used to calculate plant value	38% (38%)
Sapphire portfolio and C.P. Crane plant (September 30, 2015)	266	Discounted cash flow	Proprietary model used to calculate plant value	100% (100%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

Kerr Dam Project

Talen Montana previously held a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes to Talen Montana is $18 million.  As a result of the decision, Talen Energy performed a recoverability test on the Kerr Dam Project and recorded an impairment charge. Talen Energy performed an internal analysis using an income approach based on discounted cash flows (a proprietary Talen Energy model) to assess the fair value of the Kerr Dam Project.  Assumptions used in the Talen Energy proprietary model were the conveyance price, forward energy price curves, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate.  Through this analysis, Talen Energy determined the estimated fair value of the Kerr Dam Project at March 31, 2014. The Kerr Dam Project was included in the November 2014 sale of the Talen Montana hydroelectric facilities. See Note 7 for additional information on the sale of the Talen Montana hydroelectric facilities.

Sapphire portfolio and C.P. Crane plant

In the third quarter of 2015, Talen Energy updated its fundamental pricing models in conjunction with market information gained as a result of the 2018/2019 planning year PJM capacity auction completed in August 2015. As a result, Talen Energy assessed certain long-lived assets for impairment and determined that the C.P. Crane coal-fired plant failed a recoverability test and as a result, recorded an impairment charge based on the plant's estimated fair value at September 30, 2015. Additionally, because the Sapphire portfolio is classified as held for sale and must be carried at the lower of its current carrying value or fair value less cost to sell, Talen Energy used updated cash flow information to calculate the estimated fair value of the Sapphire portfolio at September 30, 2015 and determined a write-down was necessary based on estimated fair value.

To estimate the fair value of the Sapphire and C.P. Crane assets, Talen Energy performed an internal analysis primarily using an income approach based on discounted cash flows (a proprietary Talen Energy model) to assess the fair value of these assets.  Assumptions used in the Talen Energy proprietary model were the forward energy and capacity price curves, forecasted generation, and forecasted operation, maintenance and capital expenditures and a market participant discount rate.  Through this analysis, Talen Energy determined the fair value of the Sapphire portfolio and the C.P. Crane plant at September 30, 2015. See Note 7 for additional information on the discontinued operations classification for the Sapphire portfolio and the pending sale of the C.P. Crane plant.

The assets were valued by Talen Energy's financial planning and analysis personnel and accounting personnel interpreted the analysis to appropriately classify the fair value measurements in the fair value hierarchy.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of long-term debt on the Balance Sheets and its estimated fair values are set forth below.  The fair value was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporates the credit risk of Talen Energy Supply.  Long-term debt is classified as Level 2.

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,030	$3,717	$2,218	$2,204

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

At September 30, 2015, Talen Energy had credit exposure of $554 million from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, Talen Energy's credit exposure was reduced to $351 million.  The top ten counterparties, including their affiliates, accounted for $170 million, or 48%, of these exposures.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 91% of the top ten exposures.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.

14.  Derivative Instruments and Hedging Activities

Risk Management Objectives

Talen Energy has a risk management policy approved by the Talen Energy Corporation Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  A risk management committee, comprised of senior management and chaired by the Director-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analysis, portfolio stress tests, cash flow at risk analysis, EBITDA, free cash flow and credit metric tolerances, sensitivity analysis and daily portfolio reporting.

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

Talen Energy's obligation to return counterparty cash collateral under master netting arrangements was $7 million and $11 million at September 30, 2015 and December 31, 2014.

Talen Energy did not post any cash collateral under master netting arrangements at September 30, 2015 and December 31, 2014.

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

Talen Energy has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive generation fleet, which has a generation capacity of 15,053 MW (summer rating).  Talen Energy's portfolio also includes full-requirement sales contracts and related supply contracts and retail natural gas and electricity sale contracts. The strategies that Talen Energy uses to hedge its full-requirement sales contracts include supplying the energy, capacity and RECs from its generation assets and purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market.

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  In 2015 and 2014, there were no active cash flow hedges and there was no hedge ineffectiveness associated with energy derivatives. At September 30, 2015, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $14 million.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for the three and nine months ended September 30, 2015 and 2014.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of Talen Energy's competitive generation assets and competitive full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations. The derivative contracts in this category that existed at September 30, 2015 range in maturity through 2020.

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

The unrealized gains (losses) for economic activity for the periods ended September 30 were as follows.

	Three Months		Nine Months
	2015	2014	2015	2014
Operating Revenues
Wholesale energy (a)	$(77)	$299	$(234)	$(581)
Retail energy	(3)	2	(25)	(20)
Operating Expenses
Fuel	(3)	(9)	13	(3)
Energy purchases (a)	130	(217)	370	402

(a)
In the third quarter of 2015, Talen Energy refined an input used in its valuation technique for certain PJM basis curves as observable inputs became available. This change resulted in the recording of a $30 million net unrealized gain, primarily reflected in "Wholesale energy" revenue on the Statement of Income.

Commodity Price Risk (Trading)

Talen Energy has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, Talen Energy may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Wholesale energy" on the Statements of Income, were insignificant for the three and nine months ended September 30, 2015 and were insignificant and $58 million for the three and nine months ended September 30, 2014.

Commodity Volumes

At September 30, 2015, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2015 (b)	2016	2017	Thereafter
Power	MWh	(13,407,010)	(29,872,806)	(1,202,348)	(795,983)
Capacity	MW-Month	(538)	(878)	6	3
Gas	MMBtu	61,373,321	98,156,219	15,586,507	19,636,898
FTRs	MW-Month	2,023	2,889	—	—
Oil	Barrels	29,795	60,000	—	—
CRRs	MWh	475,320	1,393,430	538,584	—
Emission Allowances	Tons	2,253,123	—	—	—

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Represents balance of the current year.

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

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:	$576	$506	$1,079	$1,024
Noncurrent:
Price Risk Management Assets/Liabilities:	226	178	239	193
Total derivatives	$802	$684	$1,318	$1,217

The following tables present the pre-tax effect of derivative instruments recognized in income for the periods ended September 30, 2015.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$(3)	$(3)
	Energy purchases	9	25
	Depreciation	—	1
Total		$6	$23

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Commodity contracts	Wholesale energy	$298	$328
	Retail energy	15	(16)
	Fuel	(6)	(5)
	Energy purchases	(183)	(169)
	Total	$124	$138

The following tables present the pre-tax effect of derivative instruments recognized in income for the periods ended September 30, 2014.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$(2)	$(1)
	Energy purchases	8	23
	Depreciation	—	1
	Discontinued operations	1	6
Total		$7	$29

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Commodity contracts	Wholesale energy (a)	$617	$(2,520)
	Retail energy	18	(34)
	Fuel	(8)	(1)
	Energy purchases (b)	(505)	1,937
	Discontinued operations	2	4
	Total	$124	$(614)

(a)	The nine month period ended September 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to unusual market and weather volatility.

(b)	The nine month period ended September 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to unusual market and weather volatility.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2015	$802	$567	$81	$154	$684	$567	$16	$101

December 31, 2014	$1,318	$1,060	$10	$248	$1,217	$1,060	$58	$99

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, permit the counterparties to require the transfer of additional collateral upon certain decreases in the credit ratings of Talen Energy.  Most of these features require the transfer of additional collateral or permit the counterparty to terminate the contract when the applicable credit rating falls below investment grade.  Some of these features also allow the counterparty to require additional collateral upon each downgrade in the credit rating at levels that remain above investment grade.  In either case, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions given that Talen Energy's credit rating is currently below investment grade.

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

At September 30, 2015, the value of derivative contracts in a net liability position that contain credit risk-related contingent features was $99 million. Collateral posted on those positions was $103 million, and the additional potential collateral requirements, primarily related to further adequate assurance features were $19 million, which is net of receivables and payables already recorded on the Balance Sheet.

15.  Goodwill and Other Asset Impairments

U.S. GAAP requires that a long-lived asset (or asset group) be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Similarly, a goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that more likely than not the carrying amount of a reporting unit may be greater than its fair value.  During the second quarter of 2015, due to the impairment of its investment in PPL Energy Supply recorded by PPL (Talen Energy's former parent) at the time of the spinoff, coupled with, and, primarily driven by, Talen Energy Corporation's stock price at the spinoff date, Talen Energy's management concluded that these factors could be indicators of potential impairment with respect to certain long-lived assets and goodwill.  After considering additional information, Talen Energy determined that the undiscounted cash flows for potentially affected long-lived assets would not be directly impacted by these factors and therefore concluded that the undiscounted cash flows continued to exceed the carrying value and no further testing of long-lived assets was necessary in the second quarter.  Management also performed an interim goodwill impairment assessment as of June 1, 2015, the spinoff and acquisition date.  The goodwill impairment analysis is a two-step process.  The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired.  If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any.  The second step requires a company to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation.  The East reporting unit, which is equivalent to the East segment continuing operations, failed step one as of June 1, 2015.  The step two analysis was not able to be completed by the filing of the second quarter Form 10-Q. As provided for in the applicable accounting guidance, no goodwill impairment charge was recorded based on management's best estimate at that time, which was confirmed when the second quarter analysis was subsequently completed.

In the third quarter of 2015, Talen Energy updated its fundamental pricing models in conjunction with market information gained as a result of the 2018/2019 planning year PJM capacity auction completed in August 2015. As a result, Talen Energy assessed certain long-lived assets for impairment and determined that the C.P. Crane coal-fired plant failed a recoverability test and as a result, recorded an impairment charge based on the plant's estimated fair value at September 30, 2015. Additionally, because the Sapphire portfolio is classified as held for sale and must be carried at the lower of its current carrying value or fair value less cost to sell, Talen Energy used updated cash flow information to calculate the estimated fair value of the Sapphire portfolio at September 30, 2015 and recorded an impairment charge based on estimated fair value. See Note 13 for additional information on these fair value estimates and the resulting non-cash asset impairment charges.

In addition, Talen Energy Corporation's stock price declined significantly throughout the third quarter of 2015, indicating a significant change in the financial markets' view of the value of Talen Energy's business and/or the industry in which it operates and potential risks associated with an investment in Talen Energy Corporation's common stock.  As a result, Talen Energy management concluded that these factors could be indicators of goodwill impairment and reconsidered certain inputs incorporated in its assessment of fair value of both Talen Energy's overall business and the East reporting unit, where all of the goodwill is assigned. These inputs include risk premiums, growth rates, Talen Energy Corporation's stock price expectations and implied multiples from comparable companies' stock prices.  Based on this reassessment, the East reporting unit further declined in fair value, when compared to the value calculated in the second quarter of 2015 and again failed step one as of September 30, 2015.  The step two analysis was also completed during the third quarter and resulted in a non-cash goodwill impairment charge of $466 million pre-tax recorded for the East segment included within "Income (Loss) from Continuing Operations" in the Statement of Income for the three and nine months ended September 30, 2015. The impairment charge represented all of the goodwill reflected on the Balance Sheet. Most of the impaired goodwill is not deductible for tax purposes and there is no cash tax benefit related to the impairment. To estimate the fair value of Talen Energy's overall business and the East reporting unit, Talen Energy performed an internal analysis using a combination of a market approach using comparable businesses and an income approach based on discounted cash flows. Assumptions used in the discounted cash flow model, in addition to those discussed above, were the forward energy and capacity price curves, forecasted generation, and forecasted operation, maintenance and capital expenditures and a market participant discount rate. The market approach primarily applies EBITDA multiples, based on the implied market value of comparable publicly traded companies, to Talen Energy's and the East reporting unit's EBITDA to determine estimated fair values.

The resulting changes in the carrying amount of Talen Energy's goodwill, all of which was assigned to the East segment, for the nine months ended September 30, 2015 were as follows.

Total
Balance at December 31, 2014 (a)	$72
Provisional goodwill recognized during the period (b)	394
Impairment	(466)
Balance at September 30, 2015 (a)	$—

(a) There were no accumulated impairment losses related to goodwill at December 31, 2014 and $466 million at September 30, 2015.
(b) Recognized as a result of the acquisition of RJS Power. See Note 7 for additional information.

16.  Asset Retirement Obligations

The changes in the carrying amounts of Talen Energy's AROs were as follows.

Balance at December 31, 2014	$425
Accretion expense	25
Changes in estimate of cash flow or settlement date	21
Obligations assumed in RJS Power acquisition	11
Obligations incurred	3
Obligations settled	(2)
Balance at September 30, 2015	$483

Substantially all of the ARO balances are classified as noncurrent at September 30, 2015 and December 31, 2014.

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

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
NDT funds:
Cash and cash equivalents	$13	$—	$—	$13	$19	$—	$—	$19
Equity securities	292	373	—	665	283	417	—	700
Debt securities	227	8	—	235	218	11	—	229
Receivables/payables, net	—	—	—	—	2	—	—	2
Total NDT funds	$532	$381	$—	$913	$522	$428	$—	$950

Auction rate securities	$6	$—	$—	$6	$8	$—	$—	$8

See Note 13 for details on the securities held by the NDT funds.

There were no securities with credit losses at September 30, 2015 and December 31, 2014.

The following table shows the scheduled maturity dates of debt securities held at September 30, 2015.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 6-10 Years	Maturity in Excess of 10 Years	Total
Amortized cost	$11	$89	$71	$62	$233
Fair value	11	91	73	66	241

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended September 30.

	Three Months		Nine Months
	2015	2014	2015	2014
Proceeds from sales of NDT securities (a)	$43	$47	$143	$112
Other proceeds from sales	—	3	—	6
Gross realized gains (b)	6	9	19	17
Gross realized losses (b)	7	2	16	6

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.

(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18.  Accumulated Other Comprehensive Income (Loss)

The after-tax changes in Talen Energy's AOCI by component for the periods ended September 30 were as follows.

	Unrealized gains (losses)		Defined benefit plans
	Available- for-sale securities	Qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
December 31, 2014	$202	$63	$7	$(295)	$(23)
Amounts arising during the period	(21)	—	(4)	46	21
Reclassifications from AOCI	(1)	(14)	(1)	12	(4)
Net OCI during the period	(22)	(14)	(5)	58	17
September 30, 2015	$180	$49	$2	$(237)	$(6)

December 31, 2013	$173	$88	$(4)	$(180)	$77
Amounts arising during the period	18	—	—	—	18
Reclassifications from AOCI	(5)	(18)	2	4	(17)
Net OCI during the period	13	(18)	2	4	1
September 30, 2014	$186	$70	$(2)	$(176)	$78

The following table presents the gains (losses) and related income taxes for reclassifications from Talen Energy's AOCI for the periods ended September 30.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 9 for additional information.

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2015	2014	2015	2014	Statements of Income
Available-for-sale securities	$(1)	$7	$3	$11	Other Income (Expense) - net
Income Taxes	—	(4)	(2)	(6)
Total After-tax	(1)	3	1	5

Qualifying derivatives
Commodity contracts	(3)	(2)	(3)	(1)	Wholesale energy
	9	8	25	23	Energy purchases
	—	1	—	6	Discontinued operations
	—	—	1	1	Other
Total Pre-tax	6	7	23	29
Income Taxes	(2)	(2)	(9)	(11)
Total After-tax	4	5	14	18

Defined benefit plans
Prior service costs	—	(2)	1	(4)
Net actuarial loss	(5)	(1)	(20)	(6)
Total Pre-tax	(5)	(3)	(19)	(10)
Income Taxes	2	1	8	4
Total After-tax	(3)	(2)	(11)	(6)
Total reclassifications during the period	$—	$6	$4	$17

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

This guidance can be applied using either a full retrospective or modified retrospective transition method. In August 2015, the FASB issued guidance that defers the effective date of the standard by one year, which for public business entities, results in initial application of this guidance in annual reporting periods beginning after December 15, 2017 and interim periods within those years. Entities may early adopt the guidance as of the original effective date of the standard, which for public business entities is annual reporting periods beginning after December 15, 2016. Talen Energy expects to adopt this guidance effective January 1, 2018.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued accounting guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts. Because this guidance did not address the treatment of debt issuance costs related to line-of-credit arrangements, additional guidance was issued in August 2015 stating that an entity may defer and amortize debt issuance costs over the term of a line-of-credit arrangement, regardless of whether there are any related outstanding borrowings.

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

Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by Talen Energy Corporation and Talen Energy Supply. Any information contained herein relating to an individual registrant is filed by such registrant solely on its own behalf, and neither registrant makes any representation as to information relating to the other registrant except that information relating to Talen Energy Supply and its subsidiaries is also attributed to Talen Energy Corporation and information relating to the subsidiaries of Talen Energy Supply is also attributed to Talen Energy Supply. As Talen Energy Corporation is substantially comprised of Talen Energy Supply and its subsidiaries, most disclosures refer to Talen Energy and are intended to be applicable to both registrants.  When identification of a particular entity is considered important to understanding the matter being disclosed, the specific entity's name is used, in particular, for those few disclosures that apply only to Talen Energy Corporation.

Talen Energy Corporation's obligation to report under the Securities and Exchange Act of 1934, as amended, commenced on May 1, 2015, the date Talen Energy Corporation's Registration Statement on Form S-1 was declared effective by the SEC. Talen Energy Supply is a separate registrant and considered the predecessor of Talen Energy Corporation, therefore, the financial information prior to June 1, 2015 presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and nine months of legacy Talen Energy Supply information consolidated with three and four months of RJS information from June 1, 2015, while the 2014 periods represent only legacy Talen Energy Supply information.

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

•
"Results of Operations" includes "Statement of Income Analysis," which addresses significant changes in principal line items on the Statements of Income comparing the three and nine months ended September 30, 2015 with the same periods in 2014 on a GAAP basis. The "Margins" discussion, presented by segment, includes a reconciliation of the non-GAAP financial measure to operating income (loss). The "EBITDA and Adjusted EBITDA" discussion, also presented by segment, includes a reconciliation of these non-GAAP financial measures to operating income (loss) and consolidated net income (loss).

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

To manage financing costs and access to credit markets, and to fund capital expenditures and growth opportunities, a key objective of Talen Energy is to maintain adequate liquidity. In addition, Talen Energy has financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units. To manage these risks, Talen Energy generally uses contracts such as forwards, options, swaps and insurance contracts primarily focused on mitigating forward market price risk within the next 12 month period.

Financial and Operational Developments

Key Performance Measures

In addition to operating income (loss), Talen Energy utilizes EBITDA, Adjusted EBITDA and Margins, non-GAAP financial measures, as indicators of performance for its business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations. As the Sapphire portfolio is classified as discontinued operations, its results are not included in the East segment's operating income or Margins but are included in EBITDA and Adjusted EBITDA. These non-GAAP performance measures for the periods ended September 30 were as follows.

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Net Income (Loss)	$(401)	$101	(497)%	$(279)	$48	(681)%

Operating Income (Loss) (a)	(246)	189	(230)%	(34)	126	(127)%

EBITDA (a) (b)	(250)	273	(192)%	137	374	(63)%

Adjusted EBITDA (a) (b)	357	247	45%	765	605	26%

Margins (c)	551	454	21%	1,385	1,269	9%

(a)	See "Results of Operations - EBITDA and Adjusted EBITDA" below for results by segment.

(b)	See "Results of Operations - EBITDA and Adjusted EBITDA" below for reconciliations of these non-GAAP measures to related GAAP metrics.
(c) See "Results of Operations - Margins" below for reconciliations of this non-GAAP measure to a related GAAP metric.

See "Results of Operations" and "Liquidity and Capital Resources" below for discussion and analysis of results of operations and liquidity. See "Other Financial and Operational Developments - Economic and Market Conditions" below for information on goodwill and asset impairments recorded during the three and nine months ended September 30, 2015.

Other Financial and Operational Developments

Economic and Market Conditions

The businesses of Talen Energy are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, effluent limitation guidelines and MATS.  In August 2015, the EPA issued pre-publication versions of the final rules related to GHG regulations for new and existing power plants that could have a significant industry-wide impact. Talen Energy is in the process of evaluating these rules. See "Financial Condition - Environmental Matters" below for additional information on these requirements.  During the nine months ended September 30, 2015, Talen Energy recorded increases to existing AROs of $36 million as a result of a review of the April 2015 CCR rule. Further changes to AROs may be required as estimates are refined and compliance with the rule continues.

Talen Energy's generation fleet has been impacted by low market prices for electricity and natural gas. Current depressed wholesale market prices for electricity and natural gas have resulted from weak general economic conditions and other factors, including the impact of expanded domestic shale gas development and production.  As a result of these factors, Talen Energy has experienced a shift in the dispatching of its generation fleet from coal-fired to combined-cycle gas-fired generation. This reduction in coal-fired generation output has resulted in a surplus of coal inventory at certain of Talen Energy's Pennsylvania plants.  To mitigate the risk of oversupply, Talen Energy incurred pre-tax charges of $41 million ($25 million after-tax) during the three and nine months ended September 30, 2015 to reduce its contracted coal deliveries in 2015 through 2018.  Talen Energy will continue to manage its coal inventory to meet future expected coal consumption.

U.S. GAAP requires that a long-lived asset (or asset group) be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Similarly, a goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that more likely than not the carrying amount of a reporting unit may be greater than its fair value.  During the second quarter of 2015, due to the impairment of its investment in PPL Energy Supply recorded by PPL (Talen Energy's former parent) at the time of the spinoff, coupled with, and, primarily driven by, Talen Energy Corporation's stock price at the spinoff date, Talen Energy's management concluded that these factors could be indicators of potential impairment with respect to certain long-lived assets and goodwill.  After considering additional information, Talen Energy determined that the undiscounted cash flows for potentially affected long-lived assets would not be directly impacted by these factors and therefore concluded that the undiscounted cash flows continued to exceed the carrying value and no further testing of long-lived assets was necessary in the second quarter.  Management also performed an interim goodwill impairment assessment as of June 1, 2015, the spinoff and acquisition date.  The goodwill impairment analysis is a two-step process.  The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired.  If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any.  The second step requires a company to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation.  The East reporting unit, which is equivalent to the East segment continuing operations, failed step one as of June 1, 2015.  The step two analysis was not able to be completed by the filing of the second quarter Form 10-Q. As provided for in the applicable accounting guidance, no goodwill impairment charge was recorded based on management's best estimate at that time, which was confirmed when the second quarter analysis was subsequently completed.

Management's forward view of energy and capacity prices in PJM used in its fundamental pricing models has put pressure on the recoverability assessment of Talen Energy's coal-fired generation assets. Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operation and maintenance expenditures, could negatively impact Talen Energy's operations primarily at its PJM based coal-fired facilities and potentially result in impairment charges for some or all of the carrying value of these plants. The carrying value of Talen Energy's coal-fired generation assets was more than $3 billion as of September 30, 2015.

In the third quarter of 2015, Talen Energy updated its fundamental pricing models in conjunction with market information gained as a result of the 2018/2019 planning year PJM capacity auction completed in August 2015. As a result, Talen Energy assessed certain long-lived assets for impairment and determined that the C.P. Crane coal-fired plant failed a recoverability test and as a result, recorded an impairment charge based on the plant's estimated fair value at September 30, 2015. Additionally, because the Sapphire portfolio is classified as held for sale and must be carried at the lower of its current carrying value or fair value less cost to sell, Talen Energy used updated cash flow information to calculate the estimated fair value of the Sapphire portfolio at September 30, 2015 and recorded an impairment charge based on estimated fair value. These long-lived asset impairment tests resulted in a non-cash, pre-tax asset impairment charge of $122 million ($73 million after-tax) being recorded during the three and nine months ended September 30, 2015 primarily attributable to the Sapphire portfolio. See Note 13 to the Financial Statements for additional information on these fair value estimates and the resulting non-cash asset impairment charges. In addition, Talen Energy Corporation's stock price declined significantly throughout the third quarter of 2015, indicating a significant change in the financial markets' view of the value of Talen Energy's business and/or the industry in which it operates and potential risks associated with an investment in our common stock. As a result, Talen Energy management concluded that these factors could be indicators of goodwill impairment and reconsidered certain inputs incorporated in its assessment of fair value of both Talen Energy's overall business and the East reporting unit, where all of the goodwill is assigned. These inputs include risk premiums, growth rates, Talen Energy Corporation's stock price expectations and implied multiples from comparable companies' stock prices. Based on this reassessment, the East reporting unit further declined in fair value when compared to the value calculated in the second quarter of 2015 and again failed step one as of September 30, 2015. The step two analysis was also completed during the third quarter and resulted in a non-cash goodwill impairment charge of $466 million pre-tax ($449 million after-tax) recorded to the East segment included within "Income (Loss) from Continuing Operations" on the Statement of Income for the three and nine months ended September 30, 2015. The impairment charge represented all of the goodwill reflected on the Balance Sheet. Most of the impaired goodwill is not deductible for tax purposes and there is no cash tax benefit related to the impairment.

Talen Energy cannot predict the impact that future economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Acquisition of MACH Gen, LLC

On November 2, 2015, Talen Energy completed the acquisition of the membership interests of MACH Gen, LLC for $603 million in cash consideration (including estimated working capital). The cash purchase price is subject to post-closing adjustment based on the amounts by which the actual figures vary from the estimates provided at the closing. The purchase price was funded by a borrowing under Talen Energy Supply's syndicated secured credit facility and cash on hand. The Term Loan B and revolving credit facility of New MACH Gen, LLC (a subsidiary of MACH Gen, LLC) remain outstanding following the completion of the transaction. See Note 6 for additional information. MACH Gen, LLC's total generating capacity is approximately 2,500 MW. Talen Energy will apply acquisition accounting to the assets and liabilities of MACH Gen, LLC and its subsidiaries, whereby the purchase price will be allocated to the underlying tangible and intangible assets and liabilities based on their respective fair values on the acquisition date, with the remainder allocated to goodwill. Based on the timing of the acquisition closing date to the filing date of the financial statements, the preliminary purchase price allocation of the assets and liabilities of MACH Gen, LLC are in process and purchase accounting disclosures are not available at the time of the filing of these financial statements.

PJM Market Developments

As a result of unusual market and weather volatility in the first quarter of 2014, PJM determined that changes were necessary to ensure system reliability. In December 2014, PJM proposed to add an enhanced Capacity Performance (CP) product to the capacity market structure to permit additional compensation for generation owners/operators to make the necessary investments to maintain system reliability in exchange for stronger performance requirements. In June 2015, the FERC issued an order approving the PJM CP proposal largely as it was filed. In July 2015, the FERC reversed its June decision in part and allowed DR and energy efficiency providers to participate in the 2016/2017 and 2017/2018 CP transitional auctions, effectively delaying these auctions until after the 2018/2019 base residual auction. In August 2015, PJM completed the first base residual auction inclusive of a CP product for the planning year 2018/2019 and subsequently, in late August and September 2015, PJM completed the two CP transitional auctions for planning years 2016/2017 and 2017/2018.
Also, late in 2014, the FERC approved changes to PJM's capacity market Variable Resource Requirement (VRR) curve. The VRR curve is a downward-sloping demand curve used by PJM to model sufficient capacity resources for PJM and set capacity prices. PJM's recent changes include a shift in the VRR curve, which signifies an increase in demand and therefore may put upward pressure on capacity prices. Additionally, there currently exists some uncertainty associated with DR providers' ability to participate in future energy and capacity auctions in PJM. The FERC rejected PJM's contingency plan to include DR in its capacity auctions in the event an appellate court ruling limiting the FERC's jurisdiction over DR providers' compensation is allowed to stand. The U.S. Solicitor General requested that the U.S. Supreme Court reconsider the May 2014 U.S. Court of Appeals for the D.C. Circuit Court ruling, holding that DR provider's compensation in organized energy markets was beyond the jurisdiction of the FERC and improperly infringed on state authority over retail load. In May 2015, the U.S. Supreme Court agreed to review the ruling and in October 2015, oral argument was held on the FERC's appeal.

ERCOT Market and Developments

Talen Energy subsidiaries participate in ERCOT due to the acquisition of RJS Power.

As an energy-only market, ERCOT's market design is different from other competitive electricity markets in the U.S. Other markets, including PJM, maintain a mandatory minimum reserve margin through regulated planning, resource adequacy requirements and/or capacity markets, which guarantee payments to power generators for their investments. In contrast, ERCOT maintains a target planning reserve margin that is met by generation investment driven solely by energy price signals in ERCOT's competitive electricity market and power generators are only paid for the amount of electricity produced.

The PUCT and ERCOT have taken significant measures to improve scarcity pricing in ERCOT. These measures include an increase in ERCOT's system-wide offer cap from $7,000 per MWh to $9,000 per MWh effective June 1, 2015 and the implementation of an operating reserve demand curve in June 2014 that is expected to produce longer periods of gradually increasing scarcity prices.

ERCOT's projected planning reserve margins do not take into account the potential impacts of upcoming EPA regulations, including EPA GHG regulations and the Regional Haze program rule. Recent ERCOT studies indicate that up to 8,700 MW of coal generation could be retired in ERCOT as a result of the combined potential impact of EPA GHG regulations, the Regional Haze program rule, and other EPA regulations.

Spinoff from PPL

Following the announcement of the transaction to form Talen Energy as discussed in "Introduction" above, efforts were initiated to identify the appropriate staffing for Talen Energy following completion of the spinoff. Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the Talen Energy organization and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Talen Energy Supply's Note 4 to the Financial Statements in the 2015 Prospectus for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services. Most separations and payment of separation benefits have been completed. The recorded liabilities related to the separation benefits, which are included in "Other current liabilities" on the Balance Sheets, were insignificant at September 30, 2015 and $9 million at December 31, 2014.

In connection with the spinoff transaction, additional employee-related costs were incurred by Talen Energy, which primarily related to accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards previously issued under PPL stock incentive programs, primarily for Talen Energy Supply employees and for PPL employees who became Talen Energy Supply employees in connection with the transaction.  These costs were recognized at the closing of the spinoff. During the nine months ended September 30, 2015, Talen Energy Supply recorded $25 million related to these accelerated stock-based compensation and pro-rated stock-based compensation awards. As the vesting for all Talen Energy Supply employees was accelerated and all remaining unrecognized compensation expense accelerated concurrently with the spinoff, Talen Energy does not expect to recognize future compensation costs for equity awards from PPL stock incentive programs held by Talen Energy Supply employees. See Note 8 to the Financial Statements for additional information on stock-based compensation.

In addition, during the nine months ended September 30, 2015, Talen Energy incurred $10 million of restructuring costs related to the spinoff transaction, which are recorded in "Operation and maintenance" on the Statement of Income.

Following the spinoff, certain services, including information technology, financial and accounting, human resource and other specified services are provided by PPL on a transition basis pursuant to the TSA. The TSA with PPL is for a period of up to two years from the date of the spinoff. For the three and nine months ended September 30, 2015, the costs incurred for these services were $9 million and $14 million. See Note 11 to the Financial Statements for information on the TSA with Topaz Power Management, LP.

Mitigation Plans

In connection with the FERC approval of the combination of Talen Energy Supply with RJS Power, PPL, Talen Energy and RJS Power agreed that within twelve months following the closing of the transaction, Talen Energy will enter into an agreement to divest between 1,300 MW and 1,400 MW of assets in one of two groups of assets (both of which include the Sapphire facilities within PJM and the first of which also includes the Holtwood, Lake Wallenpaupack and C.P. Crane facilities and the other of which includes the Ironwood facility) and to limit PJM energy market offers from assets it would retain in the other group to cost-based offers. In September 2015, Talen Energy requested that the FERC approve a third option for complying with the mitigation requirement that consists of Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane, but excludes the Sapphire facilities. The timing of FERC's response is not known at this time. See "Anticipated Divestiture of Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane Power Plants" below for additional information on mitigation activities.

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

IRS Audits for 1998 - 2011

In February 2015, PPL and the IRS Appeals division reached a tentative settlement on PPL's open audits for the years 1998 - 2011. The settlement was required to be reviewed and approved by the Joint Committee on Taxation (JCT) before considered final. In April 2015, PPL was notified that the JCT approved PPL's settlement.  During the nine months ended September 30, 2015, Talen Energy recorded a tax benefit of $12 million for its portion of the settlement of previously unrecognized tax benefits.

Anticipated Divestiture of Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane Power Plants

In October 2015, Holtwood, LLC, a wholly owned, indirect subsidiary of Talen Energy, entered into an agreement to sell the Holtwood and Lake Wallenpaupack hydroelectric projects in Pennsylvania for a purchase price of $860 million, subject to customary purchase price adjustments. The projects have a combined summer rating operating capacity of 308 MW. The transaction is expected to close in the first quarter of 2016, subject to customary closing conditions and the receipt of required regulatory approvals.

In October 2015, Talen Generation entered into an agreement to sell Talen Ironwood Holdings, LLC, which through its subsidiaries owns and operates the Ironwood natural gas combined-cycle plant in Pennsylvania for a purchase price of $654 million, subject to customary purchase price adjustments. In connection with the sale, Talen Energy expects to repay $41 million of indebtedness, plus a customary debt make-whole premium. The Ironwood unit has a summer rating operating capacity of 660 MW. The transaction is expected to close in the first quarter of 2016, subject to customary closing conditions and the receipt of required regulatory approvals.

In October 2015, Raven Power Marketing LLC, a wholly owned, indirect subsidiary of Talen Energy, entered into an agreement to sell C.P. Crane LLC, which owns and operates the C.P. Crane coal-fired power plant in Maryland. The C.P. Crane plant has a summer rating operating capacity of 402 MW. The transaction is expected to close in the first quarter of 2016, subject to customary closing conditions and the receipt of required regulatory approvals. The transaction is not expected to have a significant impact on Talen Energy's financial condition or results of operations. See Notes 13 and 15 to the Financial Statements for information on an impairment recorded during the third quarter of 2015 for this plant.

The sales are part of the requirement to divest certain PJM assets to comply with a December 2014 FERC order approving the combination of Talen Energy Supply and RJS Power.

Disposition of Renewable Energy Business
In June 2015, Talen Energy announced the execution of an agreement to sell its renewable energy business for $116 million in cash, subject to customary purchase price adjustments. The transaction closed on November 2, 2015. The divestiture is not expected to have a significant impact on Talen Energy's financial condition and results of operations.

Results of Operations

As a result of the RJS Power acquisition on June 1, 2015, Raven's and Jade's results (since the date of acquisition) are included in Talen Energy's results for the three and nine months ended September 30, 2015. When discussing Talen Energy's results of operations for 2015 compared with 2014, the results of Raven and Jade are isolated for purposes of comparability. Sapphire has been classified as part of discontinued operations. See Note 7 to the Financial Statements for additional information.

The discussion within "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and nine months ended September 30, 2015 with the same periods in 2014 on a GAAP basis. The "Margins" discussion, presented by segment, includes a reconciliation of the non-GAAP financial measure to operating income. The "EBITDA and Adjusted EBITDA" discussion, also presented by segment, includes a reconciliation of the non-GAAP financial measures to operating income and consolidated net income (loss).

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

Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA

Statement of Income Analysis --

	Three Months			Nine Months
	2015	2014	Change	2015	2014	Change
Wholesale energy (a)	$986	$1,109	$(123)	$2,181	$203	$1,978
Wholesale energy to affiliate	—	20	(20)	14	68	(54)
Retail energy (a)	277	283	(6)	831	913	(82)
Energy-related business	156	189	(33)	404	469	(65)
Total operating revenues	1,419	1,601	(182)	3,430	1,653	1,777
Fuel (a)	394	212	182	945	953	(8)
Energy purchases (a)	298	708	(410)	588	(893)	1,481
Operation and maintenance	228	232	(4)	759	746	13
Impairments	479	—	479	479	—	479
Depreciation	95	74	21	259	225	34
Taxes, other than income	19	14	5	49	45	4
Energy-related business	152	172	(20)	385	451	(66)
Total operating expenses	1,665	1,412	253	3,464	1,527	1,937
Operating Income (Loss)	(246)	189	(435)	(34)	126	(160)
Other Income (Expense) - net	1	10	(9)	11	23	(12)
Interest Expense	55	31	24	146	95	51
Income Taxes	39	74	(35)	49	16	33
Income (Loss) from Continuing Operations After Income Taxes	(339)	94	(433)	(218)	38	(256)
Income (Loss) from Discontinued Operations (net of income taxes)	(62)	7	(69)	(61)	10	(71)
Net Income (Loss)	$(401)	$101	$(502)	$(279)	$48	$(327)

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

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2015 compared with 2014 are included below within "Margins" and are not discussed separately.

	Three Months	Nine Months
Wholesale energy (a)	$(123)	$1,978
Wholesale energy to affiliate (b)	(20)	(54)
Retail energy	(6)	(82)
Fuel	182	(8)
Energy purchases (c)	(410)	1,481

(a)	The nine month period ended September 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to unusual market and weather volatility.

(b)
The nine months ended September 30, 2015, includes a $7 million decrease related to prior periods and the receipt of revenue under a transmission operating agreement with Talen Energy Supply's former affiliate, PPL Electric. See Note 1 to the Financial Statements for additional information.

(c)	The nine month period ended September 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to unusual market and weather volatility.

Energy-Related Businesses

Net contributions from energy-related businesses decreased by $13 million and increased by $1 million for the three and nine months ended September 30, 2015 compared with 2014. During the three and nine months ended September 30, 2014, Talen Energy recorded $14 million and $17 million increases to "Energy-related businesses" revenues on the 2014 Statements of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary. See Note 1 to the Financial Statements for additional information. Excluding the 2014 adjustment, the nine month period increased by $18 million primarily due to higher margins on existing construction projects at the mechanical contracting and engineering subsidiaries.

Operation and Maintenance

The increase (decrease) in operation and maintenance for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months
East segment:
RJS Power acquisition - Raven (a)	$32	$41
Fossil and Hydro (b)	(14)	(2)
Nuclear (c)	(10)	(17)
Talen Energy Marketing (d)	(6)	(25)
Energy Services	(1)	(5)
West segment:
RJS Power acquisition - Jade (a)	9	14
Other:
Accelerated stock-based compensation (e)	—	25
TSA costs	14	19
Restructuring costs (f)	—	10
Separation benefits (g)	4	(18)
Separation costs (h)	(12)	(10)
RJS transaction costs	1	6
Other (i)	(21)	(25)
Total	$(4)	$13

(a)	There are no comparable amounts in the 2014 periods as Raven and Jade were part of the June 1, 2015 RJS Power acquisition.

(b)	The decrease for the three month period was primarily due to lower coal plant outage costs.

(c)
The decrease for the three month period was primarily due to lower contractor costs supporting operations. The decrease for the nine month period was primarily due to lower outage and payroll related costs.

(d)	The decrease for the three and nine month periods was primarily due to lower payroll related costs attributable to restructuring activities.

(e)	See Note 1 to the Financial Statements for additional information.

(f)	The increase for the nine month period was due to costs recorded in 2015 related to the spinoff transaction, including expenses for the FERC-required mitigation plan and legal and professional fees.

(g)
The decrease for the nine month period was due to bargaining unit one-time voluntary retirement benefits recorded as a result of the ratification of the IBEW Local 1600 three year labor agreement in June 2014.

(h)
The decrease for the three and nine month periods was primarily due to costs incurred in the third quarter of 2014 related to restructuring in anticipation of the spinoff, which included cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.

(i)	The decrease for the three and nine month periods was primarily due to lower corporate expenses.

Impairments

Impairments for the three and nine months ended September 30, 2015 includes a $466 million goodwill impairment and a $13 million impairment of the C.P. Crane plant. These impairments exclude those within Income (Loss) from Discontinued Operations. See Note 15 to the Financial Statements for additional information.

Depreciation

Depreciation increased by $21 million and $34 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to Raven and Jade as they were part of the June 1, 2015 RJS Power acquisition.

Taxes, Other Than Income

Taxes, other than income increased by $5 million and $4 million for the three and nine months ended September 30, 2015 compared with 2014. This increase was primarily due to the June 1, 2015 RJS Power acquisition.

Other Income (Expense) - net

Other income (expense) - net decreased by $9 million and $12 million for the three and nine months ended September 30, 2015 compared with 2014, primarily due to lower earnings on NDT funds.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months
Long-term debt interest expense (a)	$25	$31
Short-term debt interest expense	(1)	5
Amortization (b)	—	12
Other	—	3
Total	$24	$51

(a)
The increase was due to a debt issuance in May 2015, and the assumption of an RJS Power subsidiary's debt in June 2015 in connection with the RJS Power acquisition, partially offset by a debt maturity in August 2014. See Note 7 to the Financial Statements for information on the acquisition.

(b)	The increase during the nine month period was due to the termination of Talen Energy Supply's $3 billion syndicated credit facility in connection with the spinoff.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2015 and 2014 was due to:

	Three Months	Nine Months
Change in pre-tax income at current tax rates (a)	$(28)	$69
Federal and state uncertain tax benefits recognized (b)	1	(12)
State deferred tax rate change (c)	—	(20)
Federal and state return adjustments (d)	(7)	(7)
Other	(1)	3
Total	$(35)	$33

(a)
Does not bear a customary relationship to income (loss) from continuing operations before income taxes primarily as a result of the impact of the recognition of impairment of non-deductible goodwill, which was recorded during the three and nine months ended September 30, 2015.

(b)	In 2015, open audits for the years 2008 - 2011 were settled with the IRS resulting in a tax benefit of $12 million, which was recorded during the nine months ended September 30, 2015.

(c)
The nine months ended September 30, 2015, included a tax benefit of $17 million related to state deferred tax liabilities for changes in state apportionment and the impact on the future estimated state income tax rate as a result of the acquisition of RJS Power.

(d)	The three and nine months ended September 30, 2015 included a tax benefit of $7 million for federal and state return adjustments.

See Note 5 for additional information.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) for the three and nine months ended September 30, 2015 represents the results of operations of Sapphire, which is expected to be disposed of under a mitigation plan as part of the FERC approval of the combination with RJS Power in connection with the spinoff transaction. Included in the 2015 results is an after-tax impairment charge of $65 million. The three and nine month periods ended September 30, 2014 represent the Montana hydroelectric generating facilities operations which were sold in November 2014.  See Notes 7 and 15 to the Financial Statements for additional information.

Margins

Management utilizes "Margins," a non-GAAP financial measure, as an indicator of performance for its business.

"Margins" is defined as, energy revenues offset by the cost of fuel, energy purchases, certain operation and maintenance expenses, primarily ancillary charges, and gross receipts tax, recorded in "Taxes, other than income." This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Margins." This volatility stems from a number of factors, including the required netting of certain transactions with ISOs, RTOs and significant fluctuations in unrealized gains and losses. Such factors could result in gains or losses being recorded in either "Wholesale energy," "Retail energy" or "Energy purchases" on the Statements of Income. This performance measure includes PLR revenues from energy sales to PPL Electric by Talen Energy Marketing, which prior to June 1, 2015, are reflected in "Wholesale energy to affiliate" in the reconciliation table below. "Margins" excludes unrealized (gains) losses on: energy related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities; and trading activities. These derivatives are subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged or when realized. Energy related economic activity includes the ineffective portion of qualifying cash flow hedges and premium amortization associated with options. Unrealized gains and losses related to derivatives and premium amortization associated with options are deferred and included in "Margins" over the delivery period of the item that was hedged or upon realization.

This measure is not intended to replace "Operating Income (Loss)," which is determined in accordance with GAAP, as an indicator of overall operating performance. Other companies may use different measures to analyze and report their results of operations. Management believes this measure provides additional useful criteria to make investment decisions. This performance measure is used, in conjunction with other information, by senior management to manage Talen Energy's operations and analyze actual results compared with budget and, in certain cases, as a measure of certain corporate financial goals used to determine variable compensation.

Reconciliation of Margins

The following tables contain the components from the Statements of Income that are included in Margins and a reconciliation to "Operating Income (Loss)" for the periods ended September 30.

	Three Months
	2015					2014
	East segment	West segment	Reconciling Items (a)		Operating Income (Loss) (b)	East segment	West segment	Reconciling Items (a)		Operating Income (Loss) (b)
Operating Revenues
Wholesale energy	$972	$100	$(86	) (c)	$986	$869	$—	$240	(c)	$1,109
Wholesale energy to affiliate	—	—	—		—	20	—	—		20
Retail energy	280	—	(3	) (c)	277	280	—	3	(c)	283
Energy-related businesses	—	—	156		156	—	—	189		189
Total Operating Revenues	1,252	100	67		1,419	1,169	—	432		1,601

Operating Expenses
Fuel	321	29	44	(c)	394	203	—	9	(c)	212
Energy purchases	417	17	(136	) (c)	298	495	—	213	(c)	708
Operation and maintenance	4	—	224		228	4	—	228		232
Impairments (Note 15)	—	—	479		479	—	—	—		—
Depreciation	—	—	95		95	—	—	74		74
Taxes, other than income	11	—	8		19	11	—	3		14
Energy-related businesses	2	—	150		152	2	—	170		172
Total Operating Expenses	755	46	864		1,665	715	—	697		1,412
Total (d)	$497	$54	$(797)		$(246)	$454	$—	$(265)		$189

	Nine Months
	2015					2014
	East segment	West segment	Reconciling Items (a)		Operating Income (Loss) (b)	East segment	West segment	Reconciling Items (a)		Operating Income (Loss) (b)
Operating Revenues
Wholesale energy	$2,319	$120	$(258	) (c)	$2,181	$797	$—	$(594	) (c)	$203
Wholesale energy to affiliate	14	—	—		14	68	—	—		68
Retail energy	864	—	(33	) (c)	831	933	—	(20	) (c)	913
Energy-related businesses	—	—	404		404	—	—	469		469
Total Operating Revenues	3,197	120	113		3,430	1,798	—	(145)		1,653

Operating Expenses
Fuel	872	35	38	(c)	945	950	—	3	(c)	953
Energy purchases	950	25	(387	) (c)	588	(478)	—	(415	) (c)	(893)
Operation and maintenance	11	—	748		759	17	—	729		746
Impairments (Note 15)	—	—	479		479	—	—	—		—
Depreciation	—	—	259		259	—	—	225		225
Taxes, other than income	33	—	16		49	34	—	11		45
Energy-related businesses	6	—	379		385	6	—	445		451
Total Operating Expenses	1,872	60	1,532		3,464	529	—	998		1,527
Total (d)	$1,325	$60	$(1,419)		$(34)	$1,269	$—	$(1,143)		$126

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)	Includes unrealized gains (losses) on energy-related economic activity, which is subject to fluctuations in value due to market price volatility. See
"Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements. Also includes unrealized gains (losses) on trading activity of $(2) million and $(35) million for the three and nine months ended September 30, 2015 and $(51) million and $4 million for the same periods in 2014. Amounts have been adjusted for option premiums of $5 million and $14 million for the three and nine months ended

September 30, 2015 and $2 million and $6 million for the same periods in 2014. To mitigate the risk of oversupply, Talen Energy incurred charges of $41 million during the three and nine months ended September 30, 2015 to reduce its contracted coal deliveries. See Note 10 to the Financial Statements for additional information.

(d)
See below for information on margins related to the Sapphire portfolio, the revenues and expenses of which, are classified as discontinued operations. See Note 7 to the Financial Statements for additional information.

Changes in Margins

The following table shows Margins by segment, for the three and nine months ended September 30 as well as the change between periods. Margins do not include operations related to those assets classified as discontinued operations. The factors that gave rise to the changes are described following the table.

	Three Months			Nine Months
	2015	2014	Change	2015	2014	Change
East segment (a)	$497	$454	$43	$1,325	$1,269	$56
West segment	54	—	54	60	—	60
Total	$551	$454	$97	$1,385	$1,269	$116

(a)
Excludes Sapphire margins of $18 million and $23 million for the three and nine months ended September 30, 2015, which are classified as discontinued operations. See Note 7 to the Financial Statements for more information.

East Segment

Changes in East segment margins are partially due to the RJS acquisition effective June 1, 2015. The Raven portfolio and Sapphire's heat rate call options are included in the East segment.

The increase in East segment margins for the three months ended September 30, 2015 compared with 2014 was primarily due to the RJS operations of $56 million, higher capacity prices of $26 million, higher nuclear availability of $14 million, lower average fuel prices of $10 million and improved spark spreads of $8 million, partially offset by gains realized in 2014 on certain commodity positions of $50 million and lower realized energy prices of $23 million.

The increase in East segment margins for the nine months ended September 30, 2015 compared with 2014 was primarily due to the RJS operations of $78 million, higher realized energy prices of $68 million, higher nuclear availability of $54 million and improved spark spreads of $48 million, partially offset by lower capacity prices of $80 million, gains realized in 2014 on certain commodity positions of $53 million, the net effect of unusual market and weather volatility in the first quarter of 2014 as discussed below of $38 million and lower volumes on full-requirement sales contracts of $19 million.

During the first quarter of 2014, the PJM region experienced unusual market and weather volatility, higher demand and congestion patterns, causing rising natural gas and electricity prices in spot and near-term forward markets. Due to these market dynamics, Talen Energy captured opportunities on unhedged generation, which were offset primarily by losses incurred by under-hedged full-requirement sales contracts and retail electric portfolios, which were not fully hedged or able to be fully hedged given the extreme load conditions and lack of market liquidity.

West Segment

The increase in West segment margins for the three and nine months ended September 30, 2015 compared with 2014 was due to the RJS acquisition effective June 1, 2015. The West segment includes the Jade portfolio.

EBITDA and Adjusted EBITDA

In addition to operating income (loss), Talen Energy utilizes EBITDA and Adjusted EBITDA, non-GAAP financial measures as indicators of performance for its business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations.

EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other items that management believes are not indicative of ongoing operations including, but not limited to, unrealized gains and losses on derivative contracts, stock-based compensation expense, asset retirement obligation accretion, impairments, gains and losses on securities in the NDT funds, gains or losses on sales, dispositions or retirements of assets, debt extinguishments and transition, transaction and restructuring costs.

EBITDA and Adjusted EBITDA are not intended to represent cash flows from operations, operating income (loss) or net income (loss) as defined by U.S. GAAP as indicators of operating performance and are not necessarily comparable to similarly-titled measures reported by other companies. Management cautions investors that amounts presented in accordance with Talen Energy's definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. Talen Energy believes EBITDA and Adjusted EBITDA are useful to investors and other users of these financial statements in evaluating Talen Energy's operating performance because they provide additional tools to compare business performance across companies and across periods. Talen Energy believes that EBITDA is widely used by investors to measure a company's operating performance without regard to such items as interest expense, income taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, Talen Energy believes that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. Talen Energy adjusts for these and other items; as management believes that these items would distort their ability to efficiently view and assess the company's core operating trends. In summary, management uses EBITDA and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as measures for planning and forecasting overall expectations and for evaluating actual results against such expectations, as measures of certain corporate financial goals used to determine variable compensation and in communications with the Talen Energy Corporation Board of Directors, senior management, shareholders, creditors, analysts and investors concerning Talen Energy's financial performance.

Reconciliations of EBITDA and Adjusted EBITDA

The tables below provides reconciliations of EBITDA and Adjusted EBITDA to operating income (loss) on a segment basis and to net income (loss) on a consolidated basis for the periods ended September 30.

	Three Months
	2015				2014
	East	West	Other	Total	East	West	Other	Total
Net income (loss)				$(401)				$101
(Income) loss from discontinued operations (net of tax)				62				(7)
Interest expense				55				31
Income taxes				39				74
Other (income) expense - net				(1)				(10)
Operating income (loss)	$(230)	$24	$(40)	$(246)	$242	$—	$(53)	$189
Depreciation	84	10	1	95	74	—	—	74
Other income (expense) - net	1	—	—	1	11	—	(1)	10
Sapphire EBITDA (a)	(100)	—	—	(100)	—	—	—	—
EBITDA	$(245)	$34	$(39)	$(250)	$327	$—	$(54)	$273
Unrealized (gain) loss on derivative contracts (b)	(59)	9	—	(50)	(26)	—	—	(26)
Stock-based compensation expense (c)	—	—	1	1	—	—	3	3
(Gain) loss from NDT funds	(1)	—	—	(1)	(10)	—	—	(10)
ARO accretion	8	—	—	8	8	—	—	8
Coal contract adjustment (d)	41	—	—	41	—	—	—	—
Impairments (e)	588	—	—	588	—	—	—	—
Mechanical subsidiary revenue adjustment (f)	—	—	—	—	(14)	—	—	(14)
TSA costs	—	—	14	14	—	—	—	—
Separation benefits (g)	—	—	—	—	—	—	8	8
RJS transaction costs	—	—	1	1	—	—	—	—
Other (l)	5	—	—	5	5	—	—	5
Adjusted EBITDA	$337	$43	$(23)	$357	$290	$—	$(43)	$247

	Nine Months
	2015				2014
	East	West	Other	Total	East	West	Other	Total
Net income (loss)				$(279)				$48
(Income) loss from discontinued operations (net of tax)				61				(10)
Interest expense				146				95
Income taxes				49				16
Other (income) expense - net				(11)				(23)
Operating income (loss)	$132	$18	$(184)	$(34)	$307	$—	$(181)	$126
Depreciation	244	13	2	259	225	—	—	225
Other income (expense) - net	12	—	(1)	11	22	—	1	23
Sapphire EBITDA (a)	(99)	—	—	(99)	—	—	—	—
EBITDA	$289	$31	$(183)	$137	$554	$—	$(180)	$374
Unrealized (gain) loss on derivative contracts (b)	(117)	14	—	(103)	192	—	—	192
Stock-based compensation expense (c)	—	—	41	41	—	—	15	15
(Gain) loss from NDT funds	(11)	—	—	(11)	(21)	—	—	(21)
ARO accretion	25	—	—	25	23	—	—	23
Coal contract adjustment (d)	41	—	—	41	—	—	—	—
Impairments (e)	588	—	—	588	—	—	—	—
Mechanical subsidiary revenue adjustment (f)	—	—	—	—	(17)	—	—	(17)
TSA costs	—	—	19	19	—	—	—	—
Separation benefits (g)	—	—	2	2	—	—	30	30
Corette closure costs (h)	4	—	—	4	—	—	—	—
Terminated derivative contracts (i)	(13)	—	—	(13)	—	—	—	—
Revenue adjustment (j)	7	—	—	7	—	—	—	—
RJS transaction costs	—	—	6	6	—	—	—	—
Restructuring costs (k)	—	—	10	10	—	—	—	—
Other (l)	12	—	—	12	9	—	—	9
Adjusted EBITDA	$825	$45	$(105)	$765	$740	$—	$(135)	$605

(a)
Sapphire has been classified as discontinued operations since its June 1, 2015 acquisition. This includes an impairment recorded during the three and nine months ended September 30, 2015. See Note 7 to the Financial Statements for additional information.

(b)
Represents unrealized gains (losses) on derivatives. See "Commodity Price Risk (Non-trading) - Economic Activity" and "Commodity Price Risk (Trading)" in Note 14 to the Financial Statements for additional information on derivatives. Amounts have been adjusted for option premiums of $5 million and $14 million for the three and nine months ended September 30, 2015 and $2 million and $6 million for the same periods in 2014.

(c)	For periods prior to June 2015, represents the portion of PPL's stock-based compensation cost allocable to Talen Energy. Amounts for the 2014 periods were cash settled with a former affiliate.

(d)
To mitigate the risk of oversupply, Talen Energy incurred pre-tax charges of $41 million for the three and nine months ended September 30, 2015 to reduce its contracted coal deliveries. See Note 10 to the Financial Statements for additional information.

(e)	Includes charges for goodwill and certain long lived assets. See Note 15 to the Financial Statements for additional information.

(f)
In 2014, Talen Energy recorded $14 million and $17 million for the three and nine month periods to "Energy-related businesses" revenues on the 2014 Statement of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary. See Note 1 to the Financial Statements for additional information.

(g)
In June 2014, Talen Energy Supply's largest IBEW local ratified a new three-year labor agreement. In connection with the new agreement, estimated bargaining unit one-time voluntary retirement benefits were recorded. In addition, the three and nine month periods in 2014 include separation costs related to the spinoff transaction.

(h)	Operations were suspended and the Corette plant was retired in March 2015.

(i)	Represents net realized gains on certain derivative contracts that were early-terminated due to the spinoff transaction.

(j)
Relates to a prior period revenue adjustment for the receipt of revenue under a transmission operating agreement with Talen Energy Supply's former affiliate, PPL Electric. See Note 1 to the Financial Statements for additional information.

(k)	Costs related to the spinoff transaction, including expenses associated with the FERC-required mitigation and legal and professional fees.

(l)	All periods include OCI amortization on non-active derivative positions and the nine month period in 2015 includes an asset write-off.

Changes in Adjusted EBITDA

The following table shows Adjusted EBITDA by segment for the three and nine months ended September 30 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months			Nine Months
	2015	2014	Change	2015	2014	Change
East	$337	$290	$47	$825	$740	$85
West	43	—	43	45	—	45
Other	(23)	(43)	20	(105)	(135)	30
Total	$357	$247	$110	$765	$605	$160

East Segment

The increase for the three month period for the East segment was primarily due to higher margins driven by the addition of the RJS operations, higher capacity prices, higher nuclear availability, lower average fuel prices and improved spark spreads, partially offset by gains realized in 2014 on certain commodity positions and lower realized energy prices.

The increase for the nine month period for the East segment was primarily due to higher margins driven by the addition of the RJS operations, higher realized energy prices, higher nuclear availability and improved spark spreads, partially offset by lower capacity prices, gains realized in 2014 on certain commodity positions, the net effect of unusual market and weather volatility in the first quarter of 2014 and lower volumes on full-requirement sales contracts.

West Segment

The increase for the three and nine month periods for the West segment was driven by the addition of the RJS operations. The West segment includes the Jade portfolio.

Other

The increase for the three and nine month periods for Other was primarily due to lower corporate expenses.
See "Margins" and "Statement of Income Analysis" above for a more detailed analysis of the changes.

Financial Condition
Liquidity and Capital Resources

Talen Energy had the following at:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$648	$352
Short-term debt	—	630

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, and the changes between periods were as follows.

	2015	2014	Change - Cash Provided (Used)
Operating activities	$731	$465	$266
Investing activities	(173)	(344)	171
Financing activities	(262)	(166)	(96)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2015 compared with 2014 were as follows.

Change - Cash Provided (Used)
Net income (loss)	$(327)
Non-cash components	491
Working capital	165
Defined benefit plan funding	(42)
Other operating activities	(21)
Total	$266

Net income (loss) decreased by $327 million between the periods; however, it was partially offset by $491 million of non-cash components. The non-cash components consisted primarily of impairments of $572 million and an increase in deferred tax expense of $120 million, partially offset by an increase in unrealized gains on hedging and other hedging activities of $296 million. The increase in cash from operating activities from changes in working capital was partially due to a decrease in accounts receivable, unbilled revenues, fuel, materials and supplies and increases in counterparty collateral (due in part to market price movement), partially offset by decreases in accounts payable and accrued taxes. The decrease in accounts receivable was primarily related to the settlement in 2015 of intercompany receivables, while the decrease in unbilled revenue was partially due to the expiration in 2015 of certain load supply contracts. The decrease in fuel, materials and supplies is due to reduced inventory levels in 2015. The decrease in accounts payable was related to the change in market prices of gas, lower settled values on 2015 realized hedges and timing of payments. The decrease in accrued taxes was primarily due to higher taxable income in 2014 compared to 2015.

Investing Activities

The $171 million reduction in cash used in investing activities for the nine months ended September 30, 2015 compared with 2014 primarily reflects a decrease of $309 million in restricted cash related to collateral requirements to support its commodity hedging program, primarily due to changes in forward energy commodity prices. This was partially offset by the receipt of $164 million in 2014 related to a U.S. Department of the Treasury grant for the Holtwood hydroelectric project and the Rainbow Dam capital project.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2015 compared with 2014 were as follows.

Change - Cash Provided (Used)
Capital contributions from/distributions to predecessor member, net	$315
Change in debt issuances	600
Change in short-term debt, net	(1,257)
Retirement of long term debt	275
Other	(29)
Total	$(96)

Talen Energy required $96 million less in financing sources for the nine months ended September 30, 2015 compared with 2014. Changes in cash used related to short-term debt resulted from proceeds of 2014 borrowings of $590 million that were needed at that time to fund increased collateral requirements to support Talen Energy's commodity hedging program that were then repaid in 2015 using the $591 million of proceeds from the issuance of long-term debt. In addition, in 2015, a $38 million short-term debt repayment was made as part of the RJS Power acquisition for the outstanding borrowings under the then-outstanding RJS Power Holdings LLC credit facility, which was terminated in connection with the acquisition. As a result of the terms of the spin transaction, the improvement from the change in capital contributions/distributions, net resulted from a reduction in activity with PPL.

See Note 6 to the Financial Statements for information on 2015 short and long-term debt activity. See Note 3 in the 2015 Prospectus for information on 2014 activity.

Credit Facilities

Talen Energy Supply maintains a syndicated secured credit facility to enhance liquidity and provide credit support.  The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheet.  At September 30, 2015, the total committed borrowing capacity under this syndicated secured credit facility and the use of this borrowing capacity were:

Committed Capacity (a)(b)	Borrowed	Letters of Credit Issued	Unused Capacity
$1,850	$—	$334	$1,516

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

(b)	The commitments under the credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 8% of the total committed capacity.

In October 2015, Talen Energy Supply borrowed $400 million under this facility to finance a portion of the MACH Gen, LLC acquisition. As of October 31, 2015, the total amount outstanding under the facility was $550 million (excluding letters of credit), with a weighted average interest rate of 2.44%.

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

Long-term Debt

In May 2015, Talen Energy Supply issued $600 million of 6.5% Senior Unsecured Notes due 2025. Talen Energy Supply received proceeds of $591 million, net of underwriting fees, which were used for repayment of short-term debt.

In June 2015, Talen Energy Supply assumed $1.25 billion of RJS Power Holdings LLC's 5.125% Senior Notes due 2019 as a result of the merger of RJS Power Holdings LLC into Talen Energy Supply, by which Talen Energy Supply became the obligor of these notes. In connection with this event and pursuant to the terms of the indenture governing the notes, the coupon on the notes was reduced to 4.625% in July 2015. During the third quarter 2015, Talen Energy Supply repurchased and retired $30 million of these notes.

In September 2015, Talen Energy Supply remarketed its $231 million Exempt Facilities Revenue Refunding Bonds, Series 2009A, Series 2009B, and Series 2009C that were issued by PEDFA on behalf of Talen Energy Supply in 2009.

In October 2015, Talen Energy Supply's $300 million of 5.70% REset Put Securities due 2035 (REPS) were subject to mandatory tender to the remarketing dealer. However, the remarketing dealer and Talen Energy Supply mutually agreed to terminate the remarketing dealer's right to remarket the REPS and, in accordance with the terms of the REPS, Talen Energy Supply repurchased the REPS at par. The total aggregate consideration paid to repurchase the REPS was $434 million, which included $300 million of principal and $134 million of remarketing option value paid to the remarketing dealer. The termination payment to the remarketing dealer will be recorded to earnings in the fourth quarter of 2015.

MACH Gen, LLC Debt

Following the MACH Gen, LLC acquisition in November 2015, Talen Energy Supply assumed through consolidation approximately $578 million of debt under the First Lien Credit and Guaranty Agreement of New MACH Gen, LLC (a subsidiary of MACH Gen, LLC) that remains outstanding, which is comprised of approximately $475 million outstanding under a Term Loan B facility that matures July 2022 and approximately $103 million drawn under a $160 million revolving credit facility that matures July 2021.

See Note 6 to the Financial Statements for additional information on Talen Energy Supply's long-term debt activity.

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

Moody's

In May 2015, Moody's took the following actions:

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

In August 2015 Moody's affirmed its ratings and revised its outlook from stable to negative. At the same time, Moody's assigned a Ba3 senior unsecured rating to the $231 million Exempt Facilities Revenue Refunding Bonds. Moody's also affirmed its ratings for Talen Energy Supply in October 2015.

S&P

In May 2015, S&P took the following actions:

•	Lowered its issuer credit rating from BB to BB-;

•	Assigned a rating of BB for the $600 million 6.50% Senior Unsecured Notes due 2025, and subsequently lowered its senior unsecured rating from BB to BB-, thereafter;

•	Withdrew its commercial paper rating;

•	Removed Talen Energy Supply from CreditWatch with negative implications, and assigned a stable outlook; and

•	Assigned a rating of BB+ for the $1.85 billion senior secured credit facility;

In July 2015, S&P placed Talen Energy Supply on CreditWatch with negative implications.

In October 2015, S&P took the following actions:

•	Lowered its issuer credit rating from BB- to B+;

•	Lowered its senior secured rating from BB+ to BB;

•	Lowered its senior unsecured rating from BB- to B+; and

•	Removed Talen Energy Supply from CreditWatch with negative implications and assigned a stable outlook.

Fitch

In January 2015, Fitch withdrew its rating for Talen Energy Supply.

Ratings Triggers

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage and interest rate instruments contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, upon a downgrade in Talen Energy Supply's credit rating.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for Talen Energy for derivative contracts in a net liability position at September 30, 2015.

Capital Expenditures

The table below shows Talen Energy's current capital expenditure projections for the years 2015 through 2019.

		Projected
	Total	2015	2016	2017	2018	2019

Sustenance	$1,162	$151	$269	$248	$287	$207
Nuclear fuel	561	101	85	120	126	129
Growth	126	38	85	1	1	1
Information technology	132	45	42	21	13	11
Environmental	145	28	28	37	20	32
Regulatory	90	29	25	23	11	2
Discretionary	26	2	6	6	6	6
Mitigation assets (a)	196	48	28	38	49	33
Total (b)	$2,438	$442	$568	$494	$513	$421

(a)
Includes the Holtwood and Lake Wallenpaupack hydroelectric projects, the Ironwood natural gas combined-cycle unit, the Sapphire portfolio and the C.P. Crane power plant. See Note 7 to the Financial Statements for additional information on the anticipated divestitures.

(b)	Includes capitalized interest, which is expected to total approximately $58 million.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. This table has been revised from that which was presented in the 2015 Prospectus for changes in expenditures to be made by the newly acquired RJS Power and MACH Gen, LLC, which was acquired on November 2, 2015. See Note 7 to the Financial Statements for additional information on the acquisitions.

For additional information on Talen Energy's liquidity and capital resources, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2015 Prospectus.

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

The following tables sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2015	2014	2015	2014
Fair value of contracts outstanding at the beginning of the period	$61	$(178)	$53	$107
Contracts realized or otherwise settled during the period	(71)	(64)	(8)	421
Fair value of new contracts entered into during the period (a)	(3)	(17)	11	(14)
Other changes in fair value	119	140	50	(633)
Fair value of contracts outstanding at the end of the period	$106	$(119)	$106	$(119)

(a)	Represents the fair value of contracts at the end of the quarter of their inception. Includes the impact of contracts acquired as part of the RJS Power acquisition.

The following table segregates the net fair value of non-trading commodity derivative contracts at September 30, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$74	$24	$10	$—	$108
Prices based on significant unobservable inputs (Level 3)	(15)	13	—	—	(2)
Fair value of contracts outstanding at the end of the period	$59	$37	$10	$—	$106

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

Commodity Price Risk (Trading)

Talen Energy's trading commodity derivative contracts range in maturity through 2019.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2015	2014	2015	2014
Fair value of contracts outstanding at the beginning of the period	$14	$72	$48	$11
Contracts realized or otherwise settled during the period	(5)	(54)	(64)	(57)
Fair value of new contracts entered into during the period (a)	2	24	3	6
Other changes in fair value	1	(19)	25	63
Fair value of contracts outstanding at the end of the period	$12	$23	$12	$23

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at September 30, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$5	$1	$(1)	$—	$5
Prices based on significant unobservable inputs (Level 3)	6	2	(1)	—	7
Fair value of contracts outstanding at the end of the period	$11	$3	$(2)	$—	$12

VaR Models

A VaR model is utilized to measure commodity price risk in competitive margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the nine months ended September 30, 2015 was as follows.

	Trading VaR	Non-Trading VaR
95% Confidence Level, Five-Day Holding Period
Period End	$—	$22
Average for the Period	2	14
High	4	22
Low	—	8

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at September 30, 2015.

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

Talen Energy had no interest rate hedges outstanding at September 30, 2015.

Talen Energy is exposed to a potential increase in interest expense and to changes in the fair value of its debt portfolio.  The estimated impact of a 10% adverse movement in interest rates at September 30, 2015 would cause no increase in interest expense and a $107 million increase in the fair value of debt.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, Susquehanna Nuclear maintains trust funds to fund certain costs of decommissioning the Susquehanna Nuclear plant.  At September 30, 2015, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the balance sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna Nuclear's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  Talen Energy actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At September 30, 2015, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $69 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Talen Energy Supply's Notes 13 and 14 to the Financial Statements and "Risk Management - Credit Risk" in the 2015 Prospectus for additional information.

Acquisitions, Development and Divestitures

Talen Energy from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 7 to the Financial Statements for information on the RJS Power acquisition, the acquisition of MACH Gen, LLC, the classification of the Sapphire assets as held for sale, the anticipated divestitures of Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane power plants and the Talen Montana hydroelectric sale.

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

Since President Obama's Climate Action Plan was released in June 2013, the EPA has issued GHG regulations for new and existing power plants that could have a significant industry-wide impact, including potential significant impacts to Talen Energy's generating plants depending on outcomes related to the existing plant rule in particular. The EPA's final rules for new and existing power plants were published in the Federal Register in October 2015, along with a proposed federal implementation plan for those states that fail to submit an acceptable state implementation plan for the existing plant rule. The new and existing plant rules are being challenged in federal court. Comments are due on the federal implementation plan proposal in January 2016.

Exemptions for Startup, Shutdown and Malfunction Events
In May 2015, the EPA released a final rule which prohibits states from exempting startup, shutdown and malfunction (SSM) events from compliance requirements in State Implementation Plans (SIPs). The rule sets forth findings that SSM provisions in the SIPs of the states that fail to meet the requirements, and issues a SIP call for each of those states. Affected states, including Texas and Montana where Talen Energy owns generation facilities, must submit revised provisions in November 2016. Revisions to SIP or other regulations in other non-affected states where Talen Energy operates could result from this action. The EPA's final rule is being challenged in federal appellate court.

Waters of the United States (WOTUS)
In June 2015, the EPA and the U.S. Army Corps of Engineers (Army Corps) published their final rule redefining the term WOTUS. The rule, which became effective in August 2015, except in the 13 states that were granted a stay by the U.S. District Court for the District of North Dakota, identifies six types of categorically jurisdictional waters and two categories of waters for which case-by-case evaluations are needed to determine whether a "significant nexus" exists. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order preventing the EPA from implementing the rule nationwide. Talen Energy will continue to evaluate the rule, and while no material impacts to Talen Energy's financial condition or results of operations are anticipated, the redefinition could impact future development actions such as gas infrastructure expansions in the event the stay is lifted. Challenges are on-going in federal and state court.

Coal Combustion Residuals (CCRs)
In April 2015, the EPA published its final rule regulating CCRs, imposing extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located at active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous waste under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. The CCR rule will become effective in October 2015. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is only enforceable through citizen suits. Talen Energy expects that its plants using surface impoundments for management and disposal of CCRs, or that previously managed CCRs and continue to manage wastewaters will be most impacted by this rule. Requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. Talen Energy also anticipates incurring capital or operation and maintenance costs prior to that time to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications, or to implement various compliance strategies. The final CCR rule is being challenged in federal court.

Talen Energy continues to review the rule and is evaluating its financial and operational impact. During nine months ended September 30, 2015, $36 million of increases to existing AROs were recorded. Further changes to AROs may be required as estimates are refined and compliance with the rule continues.

Effluent Limitation Guidelines (ELGs) and Standards
The EPA's final ELG regulations that revise discharge limitations for steam electric generation wastewater permits were published in the Federal Register in November 2015. The rule will become effective in January 2016.  The final limitations are based on the EPA's review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and for scrubber wastewater. The EPA's final ELG regulations contain requirements that could significantly impact Talen Energy's coal-fired plants.   At the present time, Talen Energy is evaluating the new requirements. The new ELG limitations and standards will be implemented as each plant's discharge permit is renewed. The compliance period for these new requirements is from November 2018 through the end of 2023, based on the date that the permit is renewed and the compliance schedule that is negotiated with the agencies. At this point, Talen Energy is unable to estimate a range of reasonably possible compliance costs, but the costs could be significant.

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

MATS
In February 2012, the EPA finalized the MATS rule requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 2015 with one- and two-year extension opportunities.  The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit Court of Appeals in April 2014.  A group of states subsequently petitioned the U.S. Supreme Court to review this decision and in March 2015 oral arguments were heard as to one issue - whether or not EPA unreasonably refused to consider costs when determining whether the MATS regulation was appropriate and necessary. The U.S. Supreme Court issued its decision in June 2015 finding that the EPA acted unreasonably. The MATS Rule remains in effect pending further actions by the D.C. Circuit Court of Appeals and the EPA.

CSAPR
The EPA's CSAPR addresses the interstate transport of fine particulates and ozone by regulating emissions of sulfur dioxide and nitrogen oxide. In accordance with an October 2014 D.C. Circuit Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases: CSAPR Phase 1 in 2015 and Phase 2 trading is expected to commence in 2017. Legal challenges to CSAPR are on-going in federal and state court. Although Talen Energy does not currently anticipate incurring significant costs to comply with these programs, changes in market or operating conditions, or significant regulatory changes could result in impacts that are higher than anticipated. The EPA has committed to issuing a new proposed transport rule addressing nitrogen oxide emissions to satisfy the Clean Air Act good neighbor provisions with respect to the 2008 ozone NAAQS by the end of 2015.

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

As for the eastern U.S., the EPA determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides. However, the EPA's determination is being challenged by environmental groups and others and, therefore, the future impacts of regional haze on Talen Energy plants in the eastern U.S. cannot be meaningfully estimated at this time. See "Legal Matters" in Note 10 to the Financial Statements for information on a legal decision recently issued by the Ninth Circuit Court of Appeals in a case challenging the EPA's final Regional Haze Federal Implementation Plan (FIP) for Montana.

National Ambient Air Quality Standards
In 2008, the EPA revised downward the National Ambient Air Quality Standard (NAAQS) for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, Maryland, and New Jersey, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies (RACT).  In 2015, the PADEP is expected to finalize a RACT rule requiring some fossil-fueled plants to operate at more stringent nitrogen oxide emission rates. Maryland coal plants are operated at reduced nitrogen oxide emission rates during the 2015 ozone season in order to comply with an emergency action issued by its Governor, and the MDE is developing post-2015 nitrogen oxide regulations for Maryland coal plants that could also be finalized by the end of 2015. MDE and the Governor of Maryland have been sued by some environmental groups on the grounds that the nitrogen oxide regulations developed under the previous administration, and later withdrawn, were a final agency action. In October 2015 the EPA released a final rule that strengthens the NAAQS for ozone. This could lead to further nitrogen oxide reductions for Talen Energy's fossil-fueled plants within, and outside of, the OTR. State and federal efforts to address interstate transport issues associated with ozone national ambient air quality standards, including increased pressure by state environmental agencies to further reduce nitrogen oxide emissions from plants with selective catalytic reduction, could potentially lead to further emission reductions.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2015, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)    Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that the RJS Power acquisition created a material change to its internal control over financial reporting. RJS collectively is a significant subsidiary for the registrants that will continue to operate under its pre-acquisition internal control structure over financial reporting for the remainder of 2015. The registrants are transitioning the processes, information technology systems and other components of internal control over financial reporting of RJS Power to the internal control structure of the registrants. The registrants have expanded their consolidation and disclosure controls and procedures related to the acquired companies, and the registrants continue to assess the current internal control over financial reporting at RJS. Risks related to the increased account balances are partially mitigated by the registrants' expanded controls. The aforementioned principal executive officers and principal financial officers have concluded that there were no other changes in the registrants' internal control over financial reporting during the registrants' third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting. Talen Energy Supply's report on internal control over financial reporting in the Annual Report on Form 10-K for the year ending December 31, 2015 will include a scope exception that excludes RJS Power.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	Note 10 to the Financial Statements; and

•	"Environmental Matters" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in "Risk Factors" in the 2015 Prospectus, other than the following:

Talen Energy's accounting, management and financial reporting systems may not be adequately prepared to comply with additional public company reporting, disclosure controls and internal control over financial reporting requirements to which Talen Energy is subject.

Prior to the spinoff from PPL and the merger of RJS Power into Talen Energy Supply, the financial results of the Talen Energy Supply business previously were included within the consolidated results of PPL, and RJS Power was not subject to the reporting and other requirements of the Exchange Act. Talen Energy is directly subject to reporting and other obligations under the Exchange Act. The Exchange Act requires that Talen Energy file annual, quarterly and current reports with respect to its business and financial condition, which now includes the RJS Power business. Talen Energy is responsible for ensuring that all aspects of its business comply with Section 404 of the Sarbanes-Oxley Act. Under the Sarbanes-Oxley Act, Talen Energy is also required to maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, management is required to assess the effectiveness of its internal control over financial reporting and is required to obtain a report by an independent registered public accounting firm addressing the effectiveness of its internal control over financial reporting on an annual basis, subject to applicable phase-in periods.
Talen Energy Supply's report on internal control over financial reporting in the Annual Report on Form 10-K for the year ending December 31, 2015 will include a scope exception that excludes RJS Power.
To comply with these requirements on a stand-alone basis separate from PPL and with the addition of the RJS Power business, Talen Energy may need to upgrade its systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting, legal and finance staff. Talen Energy expects to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If Talen Energy is unable to upgrade its financial and management controls, reporting systems, IT systems and procedures in a timely and effective fashion, its ability to satisfy financial reporting requirements and other rules that apply to reporting companies under the Exchange Act and the Sarbanes-Oxley Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on Talen Energy's business, financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The following Exhibits indicated by an asterisk are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a + are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

2.1	-
Purchase and Sale Agreement, dated as of July 18, 2015, by and among Talen Energy Supply, LLC, the sellers names therein, Silver Oak Capital, LLC, as seller representative and MACH Gen LLC, with respect to 100% of the membership interests in MACH Gen, LLC (incorporated by reference to Exhibit 2.1 to Talen Energy's Form 8-K (File No. 001-37388) dated July 18, 2015)

3.3	-	Certificate of Formation of Talen Energy Supply (f/k/a PPL Energy Supply, LLC) (incorporated by reference to Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))
3.4	-
Certificate of Amendment of Talen Energy Supply (f/k/a PPL Energy Supply, LLC) (incorporated by reference to Exhibit 3(c)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2011))

3.5*	-	Certificate of Amendment of Talen Energy Supply, LLC (f/k/a PPL Energy Supply, LLC) dated June 1, 2015
3.6	-
Limited Liability Company Agreement of Talen Energy Supply (f/k/a PPL Energy Supply, LLC) (incorporated by reference to Exhibit 3.2 to PPL Energy Supply, LLC For S-4 (Registration Statement No. 333-74794))

4.1	-
First Supplement to Series 2009A Exempt Facilities Loan Agreement, dated September 1, 2015, between Talen Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (incorporated by reference to Exhibit 4 (a) to Talen Energy’s Form 8-K (File No. 001-37388) dated September 1, 2015)

4.2	-
First Supplement to Series 2009B Exempt Facilities Loan Agreement, dated September 1, 2015, between Talen Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (incorporated by reference to Exhibit 4 (b) to Talen Energy’s Form 8-K (File No. 001-37388) dated September 1, 2015)

4.3	-
First Supplement to Series 2009C Exempt Facilities Loan Agreement, dated September 1, 2015, between Talen Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (incorporated by reference to Exhibit 4 (c) to Talen Energy's Form 8-K (File No. 001-37388) dated September 1, 2015)

10.1+	-
Talen Energy Form of Performance Unit Agreement for Fiscal 2015 Awards (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Talen Energy's Registration Statement on Form S-1 (File No. 333-207033) filed on October 29, 2015)

10.2+	-
Talen Energy Short-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Talen Energy's Registration Statement on Form S-1 (File No. 333-207033) filed on October 29, 2015)

12(a)*	-	Talen Energy Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(b)*	-	Talen Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2015, filed by the following officers for the following companies:

31(a)*	-	Talen Energy Corporation's principal executive officer
31(b)*	-	Talen Energy Corporation's principal financial officer
31(c)*	-	Talen Energy Supply, LLC's principal executive officer
31(d)*	-	Talen Energy Supply, LLC's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2015, furnished by the following officers for the following companies:

32(a)*	-	Talen Energy Corporation's principal executive officer and principal financial officer
32(b)*	-	Talen Energy Supply, LLC's principal executive officer and principal financial officer

101.INS	-	XBRL Instance Document for Talen Energy Corporation and Talen Energy Supply, LLC
101.SCH	-	XBRL Taxonomy Extension Schema for Talen Energy Corporation and Talen Energy Supply, LLC
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for Talen Energy Corporation and Talen Energy Supply, LLC
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for Talen Energy Corporation and Talen Energy Supply, LLC
101.LAB	-	XBRL Taxonomy Extension Label Linkbase for Talen Energy Corporation and Talen Energy Supply, LLC
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for Talen Energy Corporation and Talen Energy Supply, LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

Talen Energy Corporation
(Registrant)

Talen Energy Supply, LLC
(Registrant)

Date:	November 9, 2015	/s/ Jeremy R. McGuire
Jeremy R. McGuire
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)