Form 10-K
period 2015-12-31
Talen Energy Corp; TALEN ENERGY SUPPLY, LLC
filed 2016-02-29
CIK 1622536, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-37388
Talen Energy Corporation
(Exact name of Registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
835 Hamilton Street Suite 150
Allentown, PA  18101-1179
(888) 211-6011
47-1197305
1-32944
Talen Energy Supply, LLC
(Exact name of Registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
835 Hamilton Street Suite 150
Allentown, PA  18101-1179
(888) 211-6011
23-3074920

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of Talen Energy Corporation	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Talen Energy Corporation	Yes	No X
Talen Energy Supply, LLC	Yes	No X

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Talen Energy Corporation	Yes	No X
Talen Energy Supply, LLC	Yes X	No

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Talen Energy Corporation	Yes X	No
Talen Energy Supply, LLC	Yes	No X

(Note: Talen Energy Supply has filed all reports required under section 13 or 15(d) of the Exchange Act during the preceding 12 months, but since January 1, 2016, has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act.)

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Talen Energy Corporation	Yes X	No
Talen Energy Supply, LLC	Yes X	No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Talen Energy Corporation	[ X ]
Talen Energy Supply, LLC	[ X ]

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

As of June 30, 2015, Talen Energy Corporation had 128,508,921 shares of its $0.001 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $1,429,161,711. In determining this figure, the registrant has assumed that the executive officers of the registrant, the registrant's directors, and affiliates of Riverstone Holdings LLC are affiliates of the registrant. Such assumptions shall not be deemed to be conclusive for any other purpose. As of January 29, 2016, Talen Energy Corporation had 128,526,720 shares of its $0.001 par value Common Stock outstanding.

There is no established public trading market for Talen Energy Supply's membership interests, and Talen Energy Corporation indirectly holds all of the membership interests in Talen Energy Supply, LLC.

Talen Energy Supply, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

Talen Energy Corporation has incorporated herein by reference certain sections of Talen Energy Corporation's proxy statement related to its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015. Such proxy statement will provide certain of the information required by Part III of this Report.

TALEN ENERGY CORPORATION
TALEN ENERGY SUPPLY, LLC
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

This combined Form 10-K is separately filed by the following registrants in their individual capacity: Talen Energy Corporation and Talen Energy Supply, LLC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf, and neither registrant makes any representation as to information relating to the other registrant except that information relating to Talen Energy Supply, LLC and its subsidiaries is also attributed to Talen Energy Corporation and information relating to the subsidiaries of Talen Energy Supply, LLC is also attributed to Talen Energy Supply, LLC.

As Talen Energy Corporation is substantially comprised of Talen Energy Supply, LLC and its subsidiaries, to avoid repetition, most disclosures refer to Talen Energy which indicates the disclosure applies to each of the registrants, Talen Energy Corporation and Talen Energy Supply, LLC. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis. When identification of a particular entity is considered important to understanding the matter being disclosed, the specific entity's name is used, in particular, for those few disclosures that apply only to Talen Energy Corporation. References, individually, to Talen Energy Corporation and Talen Energy Supply, LLC are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such registrant's financial results in accordance with GAAP. However, specific references to Talen Energy Supply, LLC also apply to Talen Energy Corporation through consolidation.

EXPLANATORY NOTE

In June 2014, PPL and Talen Energy Supply executed definitive agreements with the Riverstone Holders to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy Corporation. On June 1, 2015, PPL completed the spinoff to PPL shareowners of a newly formed entity, Talen Energy Holdings, Inc. (Holdco), which at such time owned all of the membership interests of Talen Energy Supply and all of the common stock of Talen Energy Corporation. Immediately following the spinoff, Holdco merged with a special purpose subsidiary of Talen Energy Corporation, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy Corporation and the sole owner of Talen Energy Supply. PPL does not have an ownership interest in Talen Energy Corporation or Talen Energy Supply after completion of the spinoff. Substantially contemporaneous with the spinoff and merger, RJS Power was contributed by the Riverstone Holders to become a subsidiary of Talen Energy Supply (referred to as the "combination" or the "acquisition"). Subsequent to the acquisition, RJS Power was merged into Talen Energy Supply. Talen Energy has treated the combination with RJS Power as an acquisition, with Talen Energy Supply considered the accounting acquirer, in accordance with business combination accounting guidance. See Notes 1, 3 and 6 to the Financial Statements for additional information on the spinoff and acquisition.

Talen Energy Corporation's obligation to report under the Securities and Exchange Act of 1934, as amended, commenced on May 1, 2015, the date Talen Energy Corporation's Registration Statement on Form S-1 relating to the spinoff transaction was declared effective by the SEC. Talen Energy Supply is a separate registrant and considered the predecessor of Talen Energy Corporation, therefore, the financial information prior to June 1, 2015 presented in this Annual Report on Form 10-K for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Annual Report on Form 10-K for 2015 represents twelve months of legacy Talen Energy Supply information consolidated with seven months of RJS information from June 1, 2015, while 2014 and earlier periods represent only legacy Talen Energy Supply information.

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Talen Energy and its subsidiaries

Athens - New Athens Generating Company, LLC, an indirect subsidiary of Talen Energy Supply that owns generating operations in New York.

Harquahala - New Harquahala Generating Company, LLC, an indirect subsidiary of Talen Energy Supply that owns generating operations in Arizona.

Holdco - Talen Energy Holdings, Inc., a Delaware corporation, which was formed for the purposes of the spinoff transaction.

Jade - Jade Power Generation Holdings LLC, a subsidiary of Talen Energy Supply that, through its subsidiaries, owns generating operations in Texas.

MACH Gen - MACH Gen, LLC, a subsidiary of Talen Energy Supply and parent of New MACH Gen.

Millennium - Millennium Power Partners, L.P., an indirect subsidiary of Talen Energy Supply that owns generating operations in Massachusetts.

New MACH Gen - New MACH Gen, LLC, an indirect subsidiary of Talen Energy Supply and a direct subsidiary of MACH Gen that, through its subsidiaries, owns generating operations in Arizona, Massachusetts and New York.

Raven - Raven Power Generation Holdings LLC, a subsidiary of Talen Energy Supply that, through its subsidiaries, owns generating operations in Maryland.

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

Susquehanna Nuclear - Susquehanna Nuclear, LLC, a subsidiary of Talen Generation that owns a nuclear-powered generating station in Pennsylvania.

Talen Energy - Talen Energy Corporation and Talen Energy Supply, LLC.

Talen Energy Corporation - a publicly traded Delaware corporation and the indirect parent of Talen Energy Supply following the spinoff from PPL.

Talen Energy Supply - Talen Energy Supply, LLC, formerly PPL Energy Supply, LLC, an indirect subsidiary of Talen Energy Corporation and the parent company of Talen Generation, Talen Energy Marketing, RJS and other subsidiaries.

Talen Energy Marketing - Talen Energy Marketing, LLC, formerly PPL EnergyPlus, LLC, a subsidiary of Talen Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in competitive markets.

Talen Generation - Talen Generation, LLC, a subsidiary of Talen Energy Supply that owns and operates generating facilities through various subsidiaries primarily in Pennsylvania.

Talen Montana - Talen Montana, LLC, an indirect subsidiary of Talen Generation that owns generating operations in Montana.

Talen Renewable Energy - Talen Renewable Energy, LLC, a former subsidiary of Talen Energy Supply that owned Talen Energy's renewable energy business.

Other terms and abbreviations

401(h) account - a sub-account established within a qualified pension trust to provide for the payment of retiree medical costs.

Adjusted EBITDA - see Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA - EBITDA and Adjusted EBITDA.

Amended STF Agreement - Amended and Restated Common Agreement dated as of December 15, 2015, among Talen Energy Marketing, Talen Energy Supply, as guarantor, Brunner Island, LLC, Montour, LLC, Wilmington Trust, National Association, as agent, and the secured counterparties thereto.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or times.

CCR(s) - Coal Combustion Residual(s), including fly ash, bottom ash and sulfur dioxide scrubber wastes.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COBRA - Consolidated Omnibus Budget Reconciliation Act.

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

CRRs - congestion revenue rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations, known as source and sink.

CSAPR - Cross-State Air Pollution Rule.

DDCP - Directors Deferred Compensation Plan.

Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law in July 2010.

DOE - U.S. Department of Energy.

DR - demand response, a program designed to induce, through the use of incentive payments, retail electricity consumers to lower electricity use at times of high wholesale market prices or when system reliability is jeopardized.

EBITDA - see Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA - EBITDA and Adjusted EBITDA.

ELG - Effluent Limitations Guidelines.

EPA - U.S. Environmental Protection Agency.

EPS - earnings per share.

ERCOT - the Electric Reliability Council of Texas, operator of the electricity transmission network and electricity energy market in most of Texas.

EWG - exempt wholesale generator.

FERC - U.S. Federal Energy Regulatory Commission.

FTRs - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations, known as source and sink.

First Lien Credit and Guaranty Agreement- the First Lien Credit and Guaranty Agreement dated as of April 28, 2014, among New MACH Gen, as borrower, the guarantors named therein, the lenders party thereto and CLMG Corp., as administrative agent.

GAAP - Generally Accepted Accounting Principles in the U.S.

GHG - greenhouse gas(es).

GWh - gigawatt-hour, one million kilowatt-hours.

IBEW - International Brotherhood of Electrical Workers.

Ironwood Facility - a natural gas combined-cycle unit in Lebanon, Pennsylvania.

IRS - U.S. Internal Revenue Service.

ISO - Independent System Operator.

ISO-NE - ISO New England Inc., oversees the bulk power generation and transmission system that serves Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

kWh - kilowatt-hour, basic unit of electrical energy.

LIBOR - London Interbank Offered Rate.

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

NAAQS - National Ambient Air Quality Standard.

NDT - Susquehanna Nuclear's plant decommissioning trust.

NERC - North American Electric Reliability Corporation.

New MACH Gen RCF - revolving credit facility within the First Lien Credit and Guaranty Agreement.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with Talen Montana.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules. Derivatives that qualify for this exception may receive accrual accounting treatment.

NRC - U.S. Nuclear Regulatory Commission.

NYISO - the New York Independent System Operator, which operates competitive wholesale markets to manage the flow of electricity across New York.

OCI - other comprehensive income or loss.

Opacity - the degree to which emissions reduce the transmission of light and obscure the view of an object in the background. There are emission regulations that limit the opacity of power plant stack gas emissions.

PADEP - the Pennsylvania Department of Environmental Protection.

PEDFA - Pennsylvania Economic Development Financing Authority.

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

PP&E - property, plant and equipment.

PPL - PPL Corporation, the former indirect parent holding company of Talen Energy and its subsidiaries prior to the completion of the spinoff.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL and former affiliate of Talen Energy engaged in the regulated transmission and distribution of electricity in its Pennsylvania service area and that provides electricity supply to its retail customers in this area as a PLR.

PPL Services - PPL Services Corporation, a subsidiary of PPL and former affiliate of Talen Energy that provided services prior to the spinoff and currently provides services under a transition services agreement.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

PUCT - Public Utility Commission of Texas.

RCRA - Resource Conservation and Recovery Act of 1976.

RECs - Renewable Energy Credits.

Regional Haze Program - the EPA program that requires states to develop and implement air quality protection plans to reduce pollution that causes visibility impairment in national parks and wilderness areas.

RGGI - Regional Greenhouse Gas Initiative.

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company.

Riverstone Holders - Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC, affiliates of Riverstone that formerly owned RJS Power and contributed RJS Power to Talen Energy on June 1, 2015 in exchange for 35% of Talen Energy Corporation's common stock.

v

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

Talen Energy Supply RCF - the $1,850,000,000 Credit Agreement dated as of June 1, 2015 among Talen Energy Supply, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent.

Term Loan B - New MACH Gen debt secured under the First Lien Credit and Guaranty Agreement.

Tolling agreement - agreement whereby the owner of an electricity generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

TSR - Total Stockholder Return. The change in market value of a share of a company's common stock plus the value of all dividends paid on a share of the common stock during the applicable performance period, divided by the price of the common stock as of the beginning of the performance period.

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

VEBA - Voluntary Employee Benefit Association Trust, accounts for health and welfare plans for future benefit payments for employees, retirees or their beneficiaries.

VIE - variable interest entity.

Volumetric risk - the risk that the actual load volumes provided under full-requirement sales contracts could vary significantly from forecasted volumes.

WECC - the Western Electricity Coordinating Council, which develops and implements regional reliability standards for the western interconnection from Canada to Mexico and includes the provinces of Alberta and British Columbia, the northern portion of Baja California, Mexico and all or portions of the 14 states in between.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "target," "project," "forecast," "seek," "will," "may," "should," "could," "would" or similar expressions. Although Talen Energy believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	adverse economic conditions;

•	changes in commodity prices and related costs;

•	the effectiveness of Talen Energy's risk management techniques, including hedging, with respect to electricity and fuel prices, interest rates and counterparty credit and non-performance risks;

•	methods of accounting and developments in or interpretations of accounting requirements that may impact reported results, including with respect to, but not limited to, hedging activity;

•	operational, price and credit risks in the wholesale and retail electricity markets;

•	Talen Energy's ability to forecast the actual load needed to perform full-requirements sales contracts;

•	weather conditions;

•	disruptions in fuel supply;

•	unforeseen circumstances may impact the levels of coal inventory that Talen Energy holds;

•	the performance of transmission facilities and any changes in the structure and operation of, or the pricing limitations imposed by, the RTOs and ISOs that operate those facilities;

•	blackouts due to disruptions in neighboring interconnected systems;

•	competition in the power generation market, including in the expansion of alternative sources of electricity generation and in the development of new projects, markets and technologies;

•	federal and state legislation and regulation, including costs to comply with governmental permits and approvals;

•	costs of complying with environmental and related worker health and safety laws and regulations;

•	the impacts of climate change;

•	the availability and cost of emission allowances;

•	changes in legislative and regulatory policy, including the promotion of renewable energy, energy efficiency, conservation and self-generation;

•	security and safety risks associated with nuclear generation;

•	Talen Energy's level of indebtedness;

•	the terms and conditions of debt instruments that may restrict Talen Energy's ability to operate its business;

•	the performance of Talen Energy's subsidiaries and affiliates, on which its cash flow and ability to meet its debt obligations largely depend;

•	the risks inherent with variable rate indebtedness;

•	disruption in financial markets;

•	Talen Energy's ability to access capital markets;

•	acquisition or divestiture activities, including Talen Energy's ability to realize expected synergies and other benefits from such business transactions;

•	changes in technology;

•
any failure of Talen Energy's facilities to operate as planned, including the duration of and cost, including lost revenue, associated with scheduled and unscheduled outages at Talen Energy's generating facilities;

•	Talen Energy's ability to optimize its competitive power generation operations and the costs associated with any capital expenditures;

•	significant increases in operation and maintenance expenses, such as health care and pension costs, including as a result of changes in interest rates;

•	the loss of key personnel, the ability to hire and retain qualified employees and the impact of collective labor bargaining negotiations;

•	war, armed conflicts or terrorist attacks, including cyber-based attacks;

•	risks associated with federal and state tax laws and regulations;

•	any determination that the transaction that formed Talen Energy does not qualify as a tax-free distribution under the Internal Revenue Code;

•	Talen Energy's ability to successfully integrate the RJS Power businesses and to achieve anticipated synergies and cost savings as a result of the spinoff transaction and combination with RJS Power;

•
costs of complying with reporting requirements as a newly public company and any related risks of deficiencies in disclosure controls and internal control over financial reporting as a standalone entity; and

•	the ability of the Riverstone Holders to exercise influence over matters requiring Board of Directors and/or stockholder approval.

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

PART I

ITEM 1. BUSINESS

GENERAL

Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, unless otherwise noted.

Talen Energy Corporation, through its principal subsidiary Talen Energy Supply, is a North American competitive energy and power generation and marketing company headquartered in Allentown, Pennsylvania. Talen Energy produces and sells electricity, capacity and ancillary services from its fleet of power plants totaling approximately 17,400 MW of generating capacity. Talen Energy's portfolio of generation assets is principally located in the Northeast, Mid-Atlantic and Southwest regions of the U.S. See "Item 2. Properties" for additional information on Talen Energy's plants.

Talen Energy's business was formed on June 1, 2015 by the spinoff of Talen Energy Supply, the competitive power generation business owned by PPL, and the substantially contemporaneous combination of that business with RJS Power, the competitive power generation business controlled by Riverstone Holdings LLC, under a new holding company, Talen Energy Corporation. See Notes 1, 3 and 6 to the Financial Statements for additional information on the spinoff and acquisition.

Talen Energy seeks to optimize the value from its competitive power generation assets and marketing portfolio while mitigating near-term volatility in both cash flow and earnings metrics. Talen Energy endeavors to accomplish this by matching projected output from its generation assets with forward power sales in the wholesale and retail markets while effectively managing exposure to fuel price volatility, counterparty credit risk and operational risk. Talen Energy is focused on safe, reliable, and resilient operations, disciplined capital investment, portfolio optimization, cost management and the pursuit of value-enhancing growth opportunities.

To manage financing costs and access to credit markets, and to fund capital expenditures and growth opportunities, a key objective of Talen Energy is to maintain adequate liquidity capacity. In addition, Talen Energy has a financial risk management policy and operational procedures that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units. To manage these risks, Talen Energy generally uses contracts such as forwards, options, swaps and insurance contracts primarily focused on mitigating cash flow volatility within the next 12 month period.

The following chart illustrates Talen Energy's organizational structure as of December 31, 2015.
Talen Energy's subsidiaries, Talen Generation, Raven, Jade, Sapphire, and MACH Gen, own and operate competitive power generation facilities. Another Talen Energy subsidiary, Talen Energy Marketing, markets the output of Talen Energy's plants, electricity, capacity and ancillary services, and other energy-related products in competitive wholesale and retail markets.

Talen Energy Marketing sells the output of its affiliated generation facilities to a diverse group of wholesale customers, including RTOs and ISOs, utilities, cooperatives, municipalities, power marketers, and financial counterparties. Talen Energy Marketing also sells the output of its affiliated generation plants to commercial, industrial and residential retail customers.
Talen Energy earns revenue primarily by participating in energy and capacity markets and by providing related ancillary services.

•
The energy markets in which Talen Energy participates are designed to meet the short-term needs for electricity. They include day-ahead markets, where hourly prices are calculated for the next operating day based on bids and offers, and real-time spot markets, in which energy is continuously bought and sold based on actual grid operating conditions.

•
The capacity markets in which Talen Energy participates are designed to procure sufficient generating capacity to meet forecasted peak demand to ensure that the longer-term needs for electricity are met to keep the applicable power grids operating reliably. PJM and ISO-NE procure capacity three years in advance whereas NYISO conducts three nearer term auctions; a six-month summer and winter strip auction, a monthly auction and a spot auction. Capacity markets provide generation owners, such as Talen Energy, some forward-looking revenue visibility.

•
Ancillary services, such as non-spinning reserves, responsive reserves and regulation up/down, are supplied in some of the markets in which Talen Energy operates to help maintain system reliability by compensating generators for being available during short-term capacity shortage conditions.

Talen Energy's generation fleet is diverse in terms of fuel, technology, dispatch characteristics and location. A majority of Talen Energy's revenue comes from the sale of electricity produced by its generation facilities. Talen Energy also produces additional revenue from the sale of capacity within the PJM, ISO-NE and NYISO markets as well as by providing ancillary services.

The charts below illustrate the composition and diversity of Talen Energy's generation portfolio capacity (summer rating) by market and fuel type as of December 31, 2015:
The charts above do not reflect the completed or announced divestitures of approximately 1,400 MW of generation capacity to satisfy the FERC approved mitigation in connection with the RJS Power acquisition. See "Acquisitions and Divestitures" below and Notes 1 and 6 to the Financial Statements for additional information.

MARKETS

Included in the table below are the markets in which Talen Energy operates and the revenue opportunities presented by each:

Revenue Opportunities
Markets	Category	Location	Energy Market	Capacity Market	Ancillary Services
PJM	RTO	All or part of thirteen states in the Northeast U.S. and the District of Columbia (DE, IL, IN, KY, MD, MI, NC, NJ, OH, PA, TN, VA & WV)	X	X	X
ERCOT	ISO	Majority of the State of Texas	X	-	X
NYISO	ISO	State of New York	X	X	X
ISO-NE	RTO	New England states (CT, MA, ME, NH, RI & VT)	X	X	X
WECC (a)	Investor Owned Utilities	14 States in the Western U.S., 2 Canadian provinces and northern Baja Mexico (AZ, CA, CO, ID, MT, NE, NM, NV, OR, SD, portion of TX, UT, WA & WY)	X	-	X

(a)
Members are uniquely structured in that they typically do not have organized markets, but rather, are organized into 38 separate Balancing Authorities (BAs). Each BA is responsible for balancing loads and resources within their respective boundaries.

See "Item 2. Properties" for additional information on Talen Energy's generating plants, including each plants' market location.

Recent Market Developments

PJM

As a result of unusual market and weather volatility in the first quarter of 2014, PJM determined that changes were necessary to ensure system reliability. In December 2014, PJM proposed to add an enhanced Capacity Performance (CP) product to the capacity market structure to permit additional compensation for generation owners/operators to make the necessary investments to maintain system reliability in exchange for stronger performance requirements, with higher penalties for non-performers. For more information on recent PJM market developments, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
ERCOT

The PUCT and ERCOT have taken significant measures to improve scarcity pricing in ERCOT.  ERCOT's system-wide offer cap was increased from $7,000 per MWh to $9,000 per MWh effective June 1, 2015.  An operating reserve demand curve (ORDC) was implemented in June 2014, which is intended to produce longer periods of gradually increasing scarcity prices, and the PUCT and ERCOT are currently evaluating whether any changes need to be made to improve the operation of the ORDC during scarcity conditions.

NYISO

The NYISO will be undertaking its triennial Demand Curve Reset (DCR) process, which will reset the capacity auction parameters, potentially impacting compensation to capacity resources. Draft tariff sheets reflecting recommended changes to the DCR process are to be presented to the NYISO's Installed Capacity Working Group in February 2016.

Two major initiatives, Reform the Energy Vision and the Clean Energy Standard are being pursued in New York State. Both of these initiatives are long term endeavors and either or both could have impacts on the overall New York energy market. Talen Energy is still assessing any potential impacts to both the market and its portfolio.

ISO-NE

ISO-NE added an enhanced Performance Incentive (PI) product to the capacity market structure to permit additional compensation for generation owners/operators to make the necessary investments to maintain system reliability in exchange for stronger performance requirement, with higher penalties for non-performers without exception. The PI product was first implemented in the ninth forward capacity auction for delivery year 2018/19, which was held in February 2015. ISO-NE merged the Northeast Massachusetts zone with the Southeastern Massachusetts/Rhode Island capacity zone to create the import-constrained Southern New England (SENE) zone. The tenth forward capacity auction will now only consist of two zones: SENE and Rest of Pool (including Maine, Western/Central Massachusetts, New Hampshire and Vermont). In addition,

ISO-NE has unveiled a new, sloped demand curve design that could be implemented for the eleventh forward capacity auction and would likely put downward pressure on clearing prices.

RESERVE MARGINS

Reserve margin is a measure of generation capacity available to meet peak demand. Each ISO/RTO sets a target reserve margin to ensure grid reliability, which is used as an indicator of a supply surplus or deficit based on the requirement. If the actual reserve margin exceeds the requirement, the system is in a surplus and energy prices should remain lower and stable. A deficit to the required reserve margin could trigger energy price spikes and volatility, sending a signal to the market that more capacity is needed. PJM, NYISO, and ISO-NE have forward looking capacity markets to procure sufficient capacity to meet forecasted demand. ERCOT operates in an energy only market, where scarcity pricing sends the signal to develop more capacity. Each market is currently well supplied and reserve margins exceed their targets and low energy prices are reflective of the adequate reserves. The table below contains the target reserve margin and the expected reserve margin for the 2015/16 planning year for each of the aforementioned ISOs/RTOs:

ISO/RTO	Target Reserve Margin (a)	2015/16 Planning Year Reserve Margin (a)
PJM (b)	15.6%	20.2%
NYISO	17.0%	24.7%
ISO-NE	15.0%	22.8%
ERCOT	13.8%	15.7%

(a)	Source: data obtained from applicable ISO/RTO or other federal agency publications.

(b)	PJM announced that the target reserve margin increased to 16.5% for planning year 2019/20.

OPERATIONS

Revenues by Segment

Talen Energy is organized in two segments: East and West, based on geographic location. The East segment includes the generating, marketing and trading activities in PJM, NYISO and ISO-NE. The West segment includes the generating, marketing and trading activities located in ERCOT and WECC. See Note 2 to the Financial Statements for additional information on Talen Energy's segments and the segment reevaluation.

Details of revenue by segment for the years ended December 31 as adjusted to reflect the November 2015 segment reevaluation referenced above, are as follows:

	2015			2014			2013
	East	West	Total	East	West	Total	East	West	Total
Energy
Wholesale energy (a)	$2,631	$211	$2,842	$2,609	$128	$2,737	$2,846	$95	$2,941
Retail energy	1,022	73	1,095	1,162	81	1,243	945	82	1,027
Total Energy	3,653	284	3,937	3,771	209	3,980	3,791	177	3,968
Energy-related businesses (b)	544	—	544	601	—	601	527	—	527
Total	$4,197	$284	$4,481	$4,372	$209	$4,581	$4,318	$177	$4,495

(a)	Included in these amounts for 2015, 2014 and 2013 are $14 million, $84 million and $51 million of wholesale electricity sales to a former affiliate, PPL Electric.

(b)
Energy-related businesses are mechanical contracting and services subsidiaries that primarily support the generation and marketing businesses in Talen Energy's East segment. Activities of these businesses include developing renewable energy projects and providing energy-related products and services to commercial and industrial customers.

Power Generation by Fuel Source and Segment

During 2015, Talen Energy owned or controlled power plants (including facilities for which Talen Energy has the rights to the output) that generated the following amounts of electricity (by segment):

	GWh
Fuel Source	East	West	Total
Nuclear (a)	18,505	—	18,505
Natural Gas/Oil	15,320	2,470	17,790
Coal	18,181	3,775	21,956
Hydro	903	—	903
Renewables (b)	293	—	293
Total	53,202	6,245	59,447

(a)	Represents Talen Energy's share of the total output.

(b)
In 2015, Talen Energy owned or controlled renewable energy projects (including facilities for which Talen Energy has the rights to the output) located in Pennsylvania, New Jersey, Vermont and New Hampshire with an aggregate generating capacity (summer rating) of 26 MW. Talen Energy Marketing sold the energy, capacity and RECs produced by these plants into the wholesale market as well as to commercial and industrial customers. In November 2015, projects that had an aggregate generating capacity of 19 MW were sold. For the projects sold, the above generation amounts include generation through their date of sale.

Fuel Supply

See "Item 2. Properties" for information on the fuel source for each of Talen Energy's plants.

Nuclear

The nuclear fuel cycle consists of several material and service components: the mining and milling of uranium ore to produce uranium concentrates; the conversion of these concentrates into uranium hexafluoride, a gas component; the enrichment of the hexafluoride gas; the fabrication of fuel assemblies for insertion and use in the reactor core; and the temporary storage and final disposal of spent nuclear fuel.
Susquehanna Nuclear has a portfolio of supply contracts, with varying expiration dates, for nuclear fuel materials and services. These contracts are expected to provide sufficient fuel to permit Unit 1 to operate into the first quarter of 2020 and Unit 2 to operate into the first quarter of 2019. Susquehanna Nuclear anticipates entering into additional contracts to ensure continued operation of the nuclear units.
Susquehanna Nuclear has an on-site spent fuel storage facility employing dry cask fuel storage technology, which, together with the spent fuel pools, has the capacity to accommodate spent fuel expected to be discharged through 2017. This spent fuel storage facility is currently in the process of being expanded to accommodate additional spent fuel storage, and assuming appropriate approvals are obtained, additional expansion will take place in the future such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent nuclear fuel expected to be discharged through 2044, the current licensed life of the plant.
In May 2011, Susquehanna Nuclear entered into a settlement agreement with the U.S. Government relating to Susquehanna Nuclear's 2004 lawsuit against the U.S. Government for partial breach of the standard contract for disposal of spent nuclear fuel. The settlement included reimbursement of certain costs to store spent nuclear fuel at the Susquehanna nuclear plant incurred through December 31, 2013, and Susquehanna Nuclear received payments for its claimed costs for those periods. In exchange, Susquehanna Nuclear waived any claims against the U.S. Government for costs paid or injuries sustained related to storing spent nuclear fuel at the Susquehanna nuclear plant through December 31, 2013. In January 2014, Susquehanna Nuclear entered into an addendum to that agreement to extend the settlement agreement on the same terms for an additional three years to the end of 2016. Susquehanna Nuclear expects to enter into discussions with the DOE this year to further extend the settlement agreement beyond 2016.
Natural Gas and Oil

Talen Energy manages natural gas and oil supply utilizing a combination of contracted purchases, spot market purchases and storage for the commodities and pipeline capacity. The amount and duration of contracted capacity varies due to factors including fuel availability, economic considerations and plant location on the pipeline grid. Talen Energy has various short and long-term natural gas supply and transportation contracts in place; however, the majority of the natural gas supply needs are satisfied with short-term transactions on a spot basis.

Oil requirements are normally supplied by inventory and replenished through purchases on the spot market.

Coal

Talen Energy actively manages its coal requirements by purchasing coal from mines located in central and northern Appalachia and Colorado for its plants located within PJM and from mines located adjacent to the Colstrip facility in Montana. Coal is delivered by rail, barge or conveyor. Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties. Coal inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units. Long-term supply contracts support adequate levels of coal inventory and are augmented with spot market purchases, as needed. Talen Energy has long-term supply agreements through 2018 for plants located in PJM and for the Colstrip plant through 2019. The contracts in place are expected to provide 62% of 2016 requirements.

In addition, certain of Talen Energy's plants are equipped with flue gas desulfurization equipment or Scrubbers, which use limestone in their operations. Talen Energy has entered into limestone contracts with suppliers that will provide limestone for the plants located in PJM through 2016 and for the Colstrip plant through 2030 and are expected to provide 100% of 2016 requirements.

See Note 10 to the Financial Statements for additional information on Talen Energy's ownership interest in and cost sharing arrangement related to Colstrip.

ACQUISITIONS AND DIVESTITURES

	Completion Date	Capacity (a)	Markets
Acquisitions:
MACH Gen	November 2015	2,344 MW	NYISO, ISO-NE, WECC
RJS Power	June 2015	5,182 MW	PJM, ERCOT, ISO-NE
Divestitures:
Ironwood	February 2016	661 MW	PJM
C.P. Crane	February 2016	402 MW	PJM
Talen Renewable Energy	November 2015	19 MW	Various
Montana Hydroelectric Business	November 2014	633 MW	WECC
Announced Divestitures:
Holtwood and Lake Wallenpaupack	March 2016 (b)	308 MW	PJM

(a)	Based on summer rating.

(b)	Anticipated closing date.

See Note 6 to the Financial Statements for additional information on acquisitions and divestitures.

FRANCHISES AND LICENSES

Talen Energy Marketing has a license from the DOE to export electricity to Canada. Talen Energy Marketing also has a permit from the National Energy Board of Canada to export firm and interruptible electricity from Canada to the United States.

Susquehanna Nuclear operates Units 1 and 2 pursuant to NRC operating licenses that expire in 2042 for Unit 1 and in 2044 for Unit 2. In 2008, a Talen Energy subsidiary, Bell Bend, LLC, submitted a COLA to the NRC for a new nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna nuclear plant. Also in 2008, the COLA was formally docketed and accepted for review by the NRC. Talen Energy does not expect the COLA review process with the NRC to be completed prior to 2018. See Note 6 to the Financial Statements for additional information.
Holtwood, LLC, a subsidiary of Talen Generation that owns hydroelectric generating operations in Pennsylvania, operates the Holtwood and Lake Wallenpaupack hydroelectric generating plants pursuant to FERC-granted licenses that expire in 2030 and 2045, respectively. In 2015, Talen Energy announced that it agreed to sell these facilities. The sale is expected to close in March 2016. In connection with the relicensing of these generating facilities, applicable law permits the FERC to relicense the original licensee or license a new licensee or allow the U.S. government to take over the facility. If the original licensee is not relicensed, it is compensated for its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable damages to other property affected by the lack of relicensing.
COMPETITION

Since the early 1990s, there has been increased competition in U.S. energy markets because of federal and state competitive market initiatives. Although some states have created a competitive market for electricity generation, other states continue to consider different types of regulatory initiatives concerning competition in the power and gas industries. Some states that were considering creating competitive markets have slowed their plans or postponed further consideration. In addition, states that have created competitive markets have, from time to time, considered new market rules and re-regulation measures that could result in more limited opportunities for competitive energy suppliers. However, these initiatives have not fully developed as a result of various efforts by industry participants to prevent the erosion of the competitive market structure. As such, the markets in which Talen Energy participates are highly competitive.
The power generation business is a regional business that is diverse in terms of industry structure and fundamentals. Demand for electricity may be met by generation capacity based on several competing generation technologies, such as natural gas-fired, coal-fired or nuclear generation, as well as power generation facilities fueled by alternative energy sources, including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat and solid waste sources. Talen Energy faces competition in wholesale markets for available energy, capacity and ancillary services. Competition is impacted by electricity and fuel prices, congestion along the power grid, subsidies provided by state and federal governments for new generation facilities, new market entrants, construction of new generating assets, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors. In retail power markets, Talen Energy primarily competes with other electricity suppliers based on its ability to aggregate generation supply at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities, ISOs and RTOs. Competitors in wholesale power markets include regulated utilities, industrial companies, NUGs, competitive subsidiaries of regulated utilities, financial institutions and other energy marketers. See "Item 1A. Risk Factors-Risks Related to Our Business," "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 11 and 15 to the Financial Statements for more information concerning the risks faced with respect to competitive energy markets.
SEASONALITY

The demand for and market prices of electricity and natural gas are affected by weather. As a result, Talen Energy's operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or extreme winter weather make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the type and location of the facilities owned, the retail load served and the terms of contracts to purchase or sell electricity. See "Item 1A. Risk Factors - Risks Related to Our Business" and "Environmental Matters" below for additional information regarding climate change.

FINANCIAL CONDITION

See "Financial Condition" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the $2.4 billion of projected capital expenditure requirements for 2016 through 2020. Included in the projections are $137 million of expenditures to comply with environmental requirements, which reflect Talen Energy's best estimate of capital expenditures that may be required within the next five years. Actual costs (including capital, emission allowance purchases and operational modifications) may be significantly lower or higher depending on the final compliance requirements and market conditions. Talen Energy also may incur environmental-related capital expenditures and operating expenses, which are not now determinable, but could be significant. See "Environmental Matters" below for additional information on the potential impact on capital expenditures from environmental matters.

ENVIRONMENTAL MATTERS

Environmental Laws and Regulations

Extensive federal, state and local environmental laws and regulations are applicable to Talen Energy's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of its business.  In addition, many of these environmental considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for Talen Energy's services.

It may be necessary for Talen Energy to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements imposed by regulatory bodies, courts or environmental groups. Talen Energy may incur costs to comply with environmental laws and regulations, including increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions, which could be material.  Legal challenges to environmental permits or rules add to the uncertainty of estimating the future cost of complying with these permits and rules. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed.

The following is a discussion of the more significant environmental matters impacting Talen Energy's business.

CSAPR

The EPA's CSAPR addresses the interstate transport of fine particulates and ozone by regulating emissions of sulfur dioxide and nitrogen oxide. CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fuel fired plants for 28 states in two phases: Phase 1 trading commenced in January 2015, and Phase 2 trading is expected to commence in 2017. Although Talen Energy does not currently anticipate significant costs to comply with these programs, changes in market or operating conditions, or significant regulatory changes, could result in impacts that are greater than anticipated. Talen Energy is evaluating the EPA's recently released "CSAPR Update Rule" proposal which recommends more stringent ozone season nitrogen oxide budgets for 23 states, including several where Talen Energy owns affected generation. Additional capital and/or operating and maintenance expenses could be imposed on Talen Energy plants in Maryland, New Jersey, New York, Pennsylvania and Texas as a result of this action. Legal challenges to CSAPR are on-going in federal and state court.
NAAQS

In 2008, the EPA revised downward the NAAQS for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, Maryland, Massachusetts, New York and New Jersey, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies (RACT).  PADEP is expected to finalize a RACT rule by the end of the first quarter of 2016 that requires some fossil-fuel fired power plants in Pennsylvania to operate at more stringent nitrogen oxide emission rates starting in 2017. Maryland coal plants operated at reduced nitrogen oxide emission rates during the 2015 ozone season as a result of an emergency action issued by the Governor of Maryland (which later became a final rule) and in November 2015 the MDE promulgated additional nitrogen oxide regulations for Maryland coal plants that require even more stringent operations starting no later than June 2020. In October 2015, the EPA released a final rule that strengthened the NAAQS for ozone. This could lead to even further nitrogen oxide reductions for Talen Energy's fossil-fuel fired plants within and outside of the OTR. State and federal efforts to address interstate transport issues associated with ozone NAAQS, including increased pressure by state environmental agencies and environmental groups to further reduce nitrogen oxide emissions from plants with selective catalytic reduction technology, and updated transport rules such as that proposed by EPA in December 2015 (as discussed above), could additionally lead to further emission reductions and increased compliance costs.
In 2010, the EPA finalized a more stringent NAAQS for sulfur dioxide and required states to identify areas that meet the standard and areas that are in non-attainment or are unclassifiable.  In July 2013, the EPA finalized non-attainment designations for parts of the country where attainment is due by 2018.  States are working on designations for other areas pursuant to a consent decree between the EPA and Sierra Club approved in March 2015 with 2017 or 2020 deadlines, depending on which designation methodology (modeling or monitoring) is selected. Several of Talen Energy's plants are in areas being evaluated for designation.
Until final rules are promulgated, all non-attainment designations are finalized, and state compliance plans are developed, Talen Energy cannot predict the ultimate outcome of the new NAAQS for ozone and sulfur dioxide on its fleet or plants, or whether they may have a material adverse effect on Talen Energy's financial condition or results of operations. Talen Energy anticipates that some of the measures required for compliance with the CSAPR (as discussed above) or the MATS and Regional Haze Rules (as discussed below), will help to achieve compliance.
MATS

In February 2012, the EPA finalized a rule (known as the MATS Rule) requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants by April 2015 with one-and two-year extension opportunities. Subsequently, the U.S. Supreme Court determined that the EPA acted unreasonably by refusing to consider costs when determining whether the MATS regulation was appropriate and necessary. To address the Supreme Court action, the DC Circuit in December 2015 remanded the MATS Rule to the EPA to incorporate a revised appropriate and necessary finding. The EPA has since issued a proposed supplemental finding on cost, claiming that the regulation was appropriate and necessary. The EPA has committed to finalizing the Rule by April 2016. The existing MATS Rule remains in effect. Separate from the EPA's MATS Rule, several states, including Montana and Maryland where Talen Energy owns affected facilities, have enacted regulations requiring mercury emission reductions from coal plants. Talen Energy cannot currently predict whether any costs necessary to comply with the EPA's MATS Rule or similar regulations will have a material adverse effect on Talen Energy's financial condition or results of operations.
Regional Haze

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064.  Under the programs, states are required to make reasonable progress every decade, through the application of, among other things, Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977. The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates. While the focus of regional haze regulation previously was on the western U.S., in December 2015, a final federal implementation plan for Texas was released with an emphasis on coal plants. Minimal impacts are anticipated to Talen Energy's gas fleet in Texas.
As for the eastern U.S., the EPA had determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides. However, the EPA's determination is being challenged by environmental groups. In September 2015, the Third Circuit Court of Appeals vacated portions of the EPA's approval of Pennsylvania's regional haze state implementation plan and remanded the rule to the EPA for further consideration. Talen Energy is unable to determine at this time if the future impacts of regional haze regulation on Talen Energy plants in the eastern U.S. will have a material adverse effect on Talen Energy's financial condition or results of operations. See Note 11 to the Financial Statements for information on a legal decision issued by the Ninth Circuit Court of Appeals in a case involving Talen Montana challenging the EPA's final Regional Haze Federal Implementation Plan for Montana.
New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has alleged that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  Talen Energy has responded to several information requests from the EPA, but has received no further substantive communications from the EPA related to those requests since providing its responses.  See Note 11 to the Financial Statements for information on a lawsuit filed by environmental groups in March 2013 against Talen Montana and other owners of Colstrip related to NSR.
Climate Change

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to Talen Energy's generation assets, as well as impacts on Talen Energy's customers. In addition, changed weather patterns could potentially reduce annual rainfall in areas where Talen Energy's generation facilities use river water for cooling. Federal and state initiatives to prepare energy assets and infrastructure for the impacts of climate change, such as those actions driven by President Obama's 2013 Climate Action Plan (discussed further below), could result in binding obligations to physically protect Talen Energy's generation assets from climate change impacts.
Talen Energy cannot currently predict whether its businesses will experience these potential risks or whether any related costs will have a material adverse effect on Talen Energy's financial condition or results of operations.

GHG Regulations & Tort Litigation

In April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that applied beginning with 2012 model year vehicles.  The EPA stated that this standard authorizes regulation of carbon dioxide emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  Following legal challenges, in June 2014, the U.S. Supreme Court ruled that the EPA has the authority to regulate carbon dioxide emissions under the Clean Air Act, but only for stationary sources that would otherwise have been subject to these provisions due to significant increases in emissions of other regulated pollutants.  As a result, any new sources or major modifications to an existing GHG source causing a net significant increase in carbon dioxide emissions must comply with best achievable control technology (BACT) permit limits for carbon dioxide if it would otherwise be subject to BACT or lowest achievable emissions rate limits due to significant increases in other regulated pollutants. EPA is expected to propose a de minimis threshold for such permits in June 2016.
In June 2013, President Obama released his Climate Action Plan reiterating the goal of reducing GHG emissions in the U.S. through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards. In October 2015, the EPA finalized carbon dioxide regulations for new and existing power plants, and the EPA has proposed a federal implementation plan that would apply to any states that fail to submit an acceptable state plan for the existing plant rule. EPA's existing plant rule has been stayed by the U.S. Supreme Court until all legal challenges to the rule have been resolved. The new plant rule remains in effect and challenges are also outstanding in federal court. Implementation of the new and existing power plant rules could have a significant industry-wide impact, but at this time Talen Energy is unable to determine if the rules will have a material adverse effect on Talen Energy's financial condition or results of operations.
A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims.
Exemptions for Startup, Shutdown and Malfunction Events

In May 2015, the EPA released a final rule which prohibits states from exempting startup, shutdown and malfunction (SSM) events from compliance requirements in State Implementation Plans (SIPs). The Rule issues a SIP call for each of those states where the SSM provisions in the SIPs of those states fail to meet the EPA's requirements. Affected states, including Arizona, New Jersey, Montana and Texas where Talen Energy owns generation facilities, must submit revised provisions to the EPA in November 2016. Revisions to a SIP or other regulations in other non-affected states where Talen Energy operates could result from this action. The EPA's final rule is being challenged in federal court. Talen Energy cannot currently predict whether revisions to SIPs or other similar regulations will have a material adverse effect on Talen Energy's financial condition or results of operations.
CCRs

The EPA's final rule regulating CCRs, including fly ash, bottom ash and sulfur dioxide scrubber wastes became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located at active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is only enforceable through citizen suits. Talen Energy expects that its plants using surface impoundments for management and disposal of CCRs, or that previously managed CCRs and continue to manage wastewaters, will be most impacted by the rule. Requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. Talen Energy anticipates incurring capital or operation and maintenance costs prior to that time to address other requirements of the rule, such as groundwater monitoring and disposal facility modifications, or to implement various compliance strategies. The final CCR Rule is being challenged in federal court.
Talen Energy continues to review the Rule and evaluate financial and operational impacts. During 2015, an increase of $41 million was recorded to existing AROs. Further changes to AROs may be required as estimates are refined and compliance with the rule continues. See Note 18 for information on AROs.

ELGs and Standards

The EPA's final ELG regulations that revise discharge limitations for steam electric generation wastewater discharge permits became effective in January 2016. The final limitations are based on the EPA's review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and for scrubber wastewater.  The EPA's final ELG regulations contain requirements that could have a material impact on Talen Energy's coal-fired plants.  At the present time, Talen Energy is evaluating the new requirements. The new ELG limitations and standards will be implemented as each plant's discharge permit is renewed. The compliance period for the new requirements is from November 2018 through the end of 2023, based on the date that the permit is renewed and the applicable deadline negotiated with the agencies for that facility. At this point, Talen Energy is unable to estimate a range of reasonably possible compliance costs. The final ELG regulations are being challenged in federal court.
Seepages and Groundwater Infiltration - Pennsylvania and Montana

Talen Energy has completed or is completing assessments of seepages or groundwater infiltration at various active and retired wastewater basins and landfills at certain of its facilities. Talen Energy has completed or is working with agencies to respond to related notices of violations and implement assessment or abatement measures, where required or applicable. A range of reasonably possible losses cannot currently be estimated and, therefore, Talen Energy is unable to determine if any such abatement measures will have a material adverse effect on Talen Energy's financial condition or results of operations.
In August 2012, Talen Montana entered into an Administrative Order on Consent (AOC) with the MDEQ which establishes a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant.  The AOC requires that within five years, Talen Montana provide financial assurance to the MDEQ for the costs associated with closure and future monitoring of the waste-water treatment facilities.  Talen Montana cannot predict at this time if the actions required under the AOC will create the need to adjust the existing ARO related to this facility. Talen Montana is defending the AOC in litigation brought by environmental groups as discussed in Note 11 to the Financial Statements.
Under the Pennsylvania Clean Streams Law, a subsidiary of Talen Generation is obligated to remediate acid mine drainage at a former mine site and may be required to take additional steps to prevent potential acid mine drainage at a previously capped refuse pile at this mine site. The subsidiary is pumping and treating mine water at the former mine site.
At December 31, 2015, Talen Generation had accrued a discounted liability of $19 million to cover the costs of pumping and treating groundwater at this mine site for 50 years. Talen Energy discounted this liability based on a risk-free rate of 8.41% at the time of the mine closure. Expected undiscounted payments are estimated to be $1 million for each of the years 2016, 2017, 2019, and 2020, $3 million in 2018, and $92 million for work after 2020.
Clean Water Act_316(b) Rule

The EPA's final 316(b) Rule for existing facilities became effective in October 2014 and regulates cooling water intake structures and their impact on aquatic organisms.  States are allowed considerable authority to make site-specific determinations under the Rule which requires existing facilities to choose between several options to reduce impingement and entrainment.  Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial compliance costs.  Plants equipped with once-through cooling water systems would likely require additional technology to comply with the rule.  Talen Energy is evaluating compliance strategies, but does not presently expect to incur material compliance costs. The EPA's final rule is being challenged in federal court.
Waters of the United States (WOTUS)

In June 2015, the EPA and the U.S. Army Corps of Engineers (Army Corps) published their final rule redefining the term WOTUS. The rule, which became effective in August 2015, identifies six types of categorically jurisdictional waters and two categories of waters for which case-by-case evaluations are needed to determine whether a "significant nexus" exists. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order preventing the EPA from implementing the rule nationwide. Talen Energy will continue to evaluate the rule, and while no material impacts to Talen Energy's financial condition or results of operations are anticipated, the redefinition could impact future development actions, such as plant and gas infrastructure expansions, in the event the stay is lifted. Legal challenges are on-going in federal and state court.
Superfund and Other Remediation

From time to time, Talen Energy undertakes investigative or remedial actions in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiates with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiates with property owners and other third parties alleging impacts from Talen Energy's operations and undertakes similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analysis to-date, resolution of these environmental matters is not expected to have a material adverse effect on Talen Energy's financial condition or results of operations.
Future investigation or remediation work at sites currently under review, or at sites not currently identified, may result in additional costs for Talen Energy, but at this time Talen Energy is unable to determine if such investigation or remediation work will have a material adverse effect on Talen Energy's financial condition or results of operations.
Other

In addition to the environmental matters discussed above, from time-to-time in the ordinary course of its business, Talen Energy may become involved in other environmental matters or become subject to other environmental statutes, regulations or requirements. In the opinion of management based upon information currently available to Talen Energy, while the outcome of these other environmental matters and proceedings is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

See Note 11 to the Financial Statements for additional information on environmental matters.
REGULATORY MATTERS

Talen Energy operates in a highly regulated industry and is subject to regulation by various federal and state agencies and in the various regions where it conducts business.

Certain of Talen Energy's generation subsidiaries are EWGs that sell electricity into wholesale markets. EWGs are subject to regulation by the FERC, which has authorized these EWGs to sell the electricity generated at market-based prices. A portion of this electricity is sold to Talen Energy Marketing under FERC-jurisdictional power purchase agreements. Susquehanna Nuclear is subject to the jurisdiction of the NRC in connection with the operation of its Susquehanna nuclear units. In addition, certain of Talen Energy's other subsidiaries are subject to the jurisdiction of the NRC in connection with the operation of their fossil plants with respect to certain level and density monitoring devices. Certain operations of Talen Energy are also subject to OSHA and comparable state statutes.

The following is a discussion of the more significant regulatory matters impacting Talen Energy's business.

Proposed Legislation/Initiatives - Pacific Northwest

In January 2016, legislation was proposed in the State of Washington to provide a means of cost recovery to utility owners of coal-fired generating facilities who commit to retire such facilities.  An initiative also was submitted to the Washington legislature that would impose a carbon tax of $25 per ton on fossil fuels in Washington.  The 2016 legislature now has three options relative to the initiative - (i) pass the same into law as drafted; (ii) defer action on the same to the voters in November 2016; or (iii) revise and pass the initiative, sending both the original and amended measures to the November 2016 state-wide ballot.

In the same time frame, legislation was proposed in the State of Oregon that would double the renewable mandate in Oregon to 50% by 2040 and would limit Oregon utilities' ability to use coal power in Oregon only until 2030, although one utility there would be able to use a small amount thereafter until 2035.  A key provision of the Oregon legislation is that two pending "no coal" initiatives would be withdrawn once the bill becomes law.

Talen Energy cannot predict whether any legislation seeking to achieve these objectives will be enacted in either state or, if enacted, if such legislation would have a material adverse effect on Talen Energy's financial condition or results of operations.

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

Other

In addition to the regulatory matters discussed above, Talen Energy and its subsidiaries are party to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. While the outcome of these other regulatory matters and proceedings is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

See Note 11 to the Financial Statements for additional information on regulatory matters.
EMPLOYEE RELATIONS

At December 31, 2015, Talen Energy and its subsidiaries had 4,981 full-time employees, 2,579 of which were represented by labor unions. These numbers include union employees of mechanical contracting subsidiaries and tend to fluctuate due to the nature of the mechanical contractors' business.

AVAILABLE INFORMATION

Talen Energy's Internet website is www.talenenergy.com. Under the Investor heading of that website, Talen Energy provides access to all SEC filings of the Registrants (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d)) free of charge, as soon as reasonably practicable after filing or furnishing with the SEC.

ITEM 1A. RISK FACTORS

We face various risks associated with our businesses. Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. In addition, this report also contains forward-looking and other statements about our businesses that are subject to numerous risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to the Financial Statements for more information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

As used in this Item 1A., the terms "we," "our" and "us" generally refer to Talen Energy and its consolidated subsidiaries taken as a whole.

Talen Energy's business was formed on June 1, 2015, by the spinoff of Talen Energy Supply and the subsequent combination of that business with RJS Power, to form an independent, publicly traded company (collectively, the "Talen Transactions"). See Notes 1, 3 and 6 to the Financial Statements for additional information.

Risks Related to Our Business

Adverse economic conditions could adversely affect our financial condition and results of operations.
Adverse economic conditions and declines in wholesale electricity prices have significantly impacted our earnings. The breadth and depth of these negative economic conditions had a wide-ranging impact on the U.S. business environment, including our businesses. In addition, adverse economic conditions also reduce the demand for energy commodities. This reduced demand continues to impact the key domestic wholesale electricity markets we serve. The combination of lower demand for power and increased supply of natural gas has put downward price pressure on wholesale electricity markets in general, further impacting our energy marketing results. In general, economic and commodity market conditions will continue to impact our unhedged future energy margins, liquidity, earnings growth and overall financial condition. In addition, adverse economic conditions, declines in wholesale electricity prices, reduced demand for power and other factors may negatively impact the trading price of our common stock and impact forecasted cash flow, which may require us to evaluate our assets for impairment. Any such impairment could have a material impact on our results of operations and financial statements.
Adverse changes in commodity prices and related costs may decrease our future energy margins, which could adversely affect our earnings and cash flows.
Our energy margins, or the amount by which our revenues from the sale of power exceed our costs to supply power, are impacted by changes in market prices for electricity, fuel, fuel transportation, emission allowances, RECs, electricity capacity and related congestion charges and other costs. Unlike most commodities, the limited ability to store electricity requires that it must be consumed at the time of production. As a result, wholesale market prices for electricity may fluctuate substantially over relatively short time periods and can be unpredictable. Among the factors that influence such prices are:

•	demand for electricity;

•	supply of electricity available from current or new generation resources;

•	variable production costs, primarily fuel (and associated transportation costs) and emission allowance expense for the generation resources used to meet the demand for electricity;

•	transmission capacity and service into, or out of, markets served;

•	changes in the regulatory framework for wholesale power markets;

•	liquidity in the wholesale electricity market, as well as general creditworthiness of key participants in the market; and

•	weather and economic conditions affecting demand for or the price of electricity or the facilities necessary to deliver electricity.
Our risk management policy and procedures relating to electricity and fuel prices, interest rates and counterparty credit and non-performance risks may not work as planned, and we may suffer economic losses despite such programs.
We actively manage the market risk inherent in our generation and energy marketing activities, as well as our debt and counterparty credit positions. We have implemented procedures to monitor compliance with our risk management policy, including independent validation of transaction and market prices, verification of risk and transaction limits, portfolio stress tests, sensitivity analyses and daily portfolio reporting of various risk management metrics. Nonetheless, our risk management policy may not work as planned. For example, actual electricity and fuel prices may be significantly different or more volatile than the historical trends and assumptions upon which we based our risk management calculations. Additionally, unforeseen market disruptions could decrease market depth and liquidity, negatively impacting our ability to enter into new transactions. We enter into financial contracts to hedge commodity "basis risk," and as a result are exposed to the risk that the correlation between delivery points could change with actual physical delivery. Similarly, interest rates could change in significant ways that our risk management procedures were not designed to address. As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events result in greater losses or costs than our risk models predict or greater volatility in our earnings and financial position.
In addition, our trading, marketing and hedging activities are exposed to counterparty credit risk and market liquidity risk. As part of our risk management policy, we have established credit procedures to evaluate counterparty credit risk. However, if counterparties fail to perform, we may be forced to enter into alternative arrangements at then-current market prices. In that event, our financial results could be adversely affected.
We do not always hedge against risks associated with electricity and fuel price volatility.
We attempt to mitigate risks associated with satisfying our contractual electricity sales obligations by either reserving generation capacity to deliver electricity or purchasing the necessary financial or physical products and services through competitive markets to satisfy our net firm sales contracts. We also routinely enter into contracts, such as fuel and electricity purchase and sale commitments, to hedge our exposure to fuel requirements and other electricity-related commodities. However, based on economic and other considerations, we may decide not to hedge the entire exposure. To the extent we do not hedge against such exposure and fuel requirements and applicable commodity prices change in ways that would be adverse to us, our results of operations and financial position may be adversely affected. To the extent we do hedge, those hedges may not ultimately prove to be effective.
The accounting for our hedging activities may increase the volatility in our quarterly and annual financial results.
We engage in commodity-related marketing and price-risk management activities in order to physically and financially hedge our exposure to market risk with respect to electricity sales from our generation assets, fuel utilized by those assets and emission allowances.
We generally attempt to balance our fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. These derivatives are recorded on the balance sheet at fair value with changes in the fair value resulting from fluctuations in the underlying commodity prices immediately recognized in earnings, unless the derivative qualifies for the NPNS exception. Specific criteria are required in order to elect the NPNS exception, which permits qualifying hedges to be treated under the accrual accounting method. All economic hedges may not necessarily qualify for the NPNS exception, or we may elect not to utilize the NPNS exception. As a result, our quarterly and annual results are subject to significant fluctuations caused by changes in market prices.
We are exposed to operational, price and credit risks associated with selling and marketing products in the wholesale and retail electricity markets.
We sell electricity in wholesale markets under market-based rates throughout the U.S. and also enter into short-term agreements to market available electricity and capacity from our generation assets with the expectation of profiting from market price fluctuations. It is possible, however, that market price fluctuations and the absence of long-term agreements could adversely impact our profitability and results of operations.
To the extent that we do have agreements in place to deliver firm electricity and capacity and fail to do so, we could be required to pay damages. These damages would generally be based on the difference between the market price to acquire replacement electricity or capacity and the contract price of any undelivered capacity or electricity. Depending on price volatility in the wholesale electricity markets, such damages could be significant. Extreme weather conditions, unplanned generation facility outages, environmental compliance costs, transmission disruptions, and other factors could affect our ability to meet our obligations, or cause significant increases in the market price of replacement capacity and electricity.
Our wholesale power sales agreements typically include provisions requiring us to post collateral for the benefit of our counterparties if the market price of electricity varies from the contract prices in excess of certain predetermined amounts. We currently believe that we have sufficient liquidity to fulfill our potential collateral obligations under these power sales contracts. However, our obligation to post collateral could exceed the amount of our facilities or our ability to increase our facilities could be limited by financial markets or other factors.
We also face credit risk that counterparties with whom we contract in both the wholesale and retail markets will default in their performance, in which case we may have to sell our electricity into a lower-priced market or make purchases in a higher-priced market than existed at the inception of the contract. Whenever feasible, we attempt to mitigate these risks using various means, including agreements that require our counterparties to post collateral for our benefit if the market price of electricity varies from the contract price in excess of certain predetermined amounts. However, there can be no assurance that we will avoid counterparty nonperformance risk, including bankruptcy, which could adversely impact our ability to meet our obligations to other parties, which could in turn subject us to claims for damages.
The full-requirements sales contracts that Talen Energy Marketing is awarded do not provide for specific levels of load and actual load significantly below or above our forecasts could adversely affect our energy margins.
We generally hedge our full-requirements sales contracts with our own generation or electricity purchases from third parties. If the actual load is significantly lower than the expected load, we may be required to resell power at a lower price than was contracted for to supply the load obligation, resulting in a financial loss. Alternatively, a significant increase in load could adversely affect our energy margins because we are required under the terms of full-requirements sales contracts to provide the electricity necessary to fulfill increased demand at the contract price, which could be lower than the cost to procure additional electricity on the open market or could mean that we are required to operate our plants to meet the requirements despite the fact that it may be unprofitable to do so. Therefore, any significant decrease or increase in load compared with our forecasts could have a material adverse effect on our results of operations and financial position.
Our operating revenues could fluctuate on a seasonal basis, especially as a result of extreme weather conditions.
Our businesses are subject to seasonal demand cycles. For example, in some markets demand for, and market prices of, electricity peak during hot summer months, while in other markets such peaks occur in cold winter months. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis if weather conditions such as heat waves, extreme cold, unseasonably mild weather or severe storms occur. The patterns of these fluctuations may change depending on the type and location of our facilities and the terms of our contracts to sell electricity.
Operating expenses could be affected by weather conditions, including storms, as well as by significant manmade or accidental disturbances, including terrorism or natural disasters.
Weather and these other factors can significantly affect our profitability or operations by causing outages, damaging infrastructure and requiring significant repair costs. Storm outages and damage often directly decrease revenues and increase expenses, due to reduced usage and restoration costs.
We may experience disruptions in our fuel supply, which could adversely affect our ability to operate our generation facilities.
We purchase fuel and other products consumed during the production of electricity (such as coal, natural gas, oil, water, uranium, lime, limestone and other chemicals) from a number of suppliers. Delivery of these fuels to our facilities is dependent upon the continuing financial viability of contractual counterparties as well as the infrastructure (including rail lines, rail cars, barge facilities, roadways, riverways and natural gas pipelines) available to serve each generation facility. As a result, we are subject to the risks of disruptions or curtailments in the production of power at our generation facilities if fuel is unavailable at any price or if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure. Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of our fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations.
We have sold forward a portion of our power in order to lock in long-term prices that we deemed to be favorable at the time we entered into the forward sale contracts. In order to hedge our obligations under these forward power sales contracts, we have entered into long-term and short-term contracts for the purchase and delivery of fuel. Many of the forward power sales contracts do not allow us to pass through changes in fuel costs or discharge the power sale obligations in the case of a disruption in fuel supply due to force majeure events or the default of a fuel supplier or transporter. Disruptions in our fuel supplies may therefore require us to find alternative fuel sources at higher costs, to find other sources of power to deliver to counterparties at a higher cost, or to pay damages to counterparties for failure to deliver power as contracted. Any such event could have a material adverse effect on our financial performance.
We also buy significant quantities of fuel on a short-term or spot market basis. Prices for all of our fuels fluctuate, sometimes rising or falling significantly over a relatively short period of time. The price we can obtain for the sale of electricity may not rise at the same rate, or may not rise at all, to match a rise in fuel or delivery costs. This may have a material adverse effect on our financial performance. Changes in market prices for coal, oil and natural gas may result from the following:

•	weather conditions;

•	seasonality;

•	demand for energy commodities and general economic conditions;

•	disruption or other constraints or inefficiencies of electricity, gas or coal transmission or transportation;

•	additional generating capacity;

•	availability and levels of storage and inventory for fuel stocks;

•	natural gas, crude oil, refined products and coal production levels;

•	changes in market liquidity;

•	federal, state and foreign governmental regulation and legislation; and

•	the creditworthiness and liquidity of fuel suppliers and/or transporters and their willingness to do business with us.
Our plant operating characteristics and equipment, particularly at our coal-fired plants, often dictate the specific fuel quality to be combusted. The availability and price of specific fuel qualities may vary due to supplier financial or operational disruptions, transportation disruptions and force majeure. At times, coal of a specific quality may not be available at any price, or we may not be able to transport such coal to our facilities on a timely basis. In this case, we may not be able to run the coal facility even if it would be profitable. Operating a coal facility with different quality coal can lead to emission or operating problems. If we have sold forward the power from such a coal facility, we could be required to supply or purchase power from alternate sources, perhaps at a loss. This could have a material adverse impact on the financial results of specific plants and on our results of operations.
Unforeseen circumstances could cause us to hold excess coal inventories and incur contract termination costs.
Because we enter into guaranteed supply contracts to provide for the amount of coal needed to operate our base load coal-fired generating facilities, we may experience periods where we hold excess amounts of coal. For example, extraordinarily low natural gas prices could cause natural gas to be the more cost-competitive fuel compared to coal for generating electricity, and as a result we may reduce or idle coal-fired generating facilities in favor of operating available alternative natural gas-fired generating facilities. In addition, we may incur costs to terminate supply contracts for coal in excess of our generating requirements. For example, to mitigate the risk of oversupply, we incurred charges of $41 million during 2015 to reduce our contracted coal deliveries.
If the services provided by the transmission facilities that deliver the wholesale power from our generation facilities are inadequate, our ability to sell and deliver wholesale power may be materially adversely affected. Furthermore, any change in the structure and operation of, or the various pricing limitations imposed by, the RTOs and ISOs that operate these transmission facilities may adversely affect the profitability of our generation facilities.
We do not own or control the transmission facilities required to sell the wholesale power from our generation facilities. If the transmission service from these facilities is unavailable or disrupted, or if the transmission capacity infrastructure is inadequate, our ability to sell and deliver wholesale power may be materially adversely affected. RTOs and ISOs provide transmission services, administer transparent and competitive power markets and maintain system reliability. Many of these RTOs and ISOs operate in the real-time and day ahead markets in which we sell electricity. The RTOs and ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, offer caps and other mechanisms to guard against the potential exercise of market power in these markets as well as price limitations. These types of price limitations and other regulatory mechanisms may adversely affect the profitability of our generation facilities that sell electricity and capacity into the wholesale power markets. Problems or delays that may arise in the formation and operation of maturing RTOs and similar market structures, or changes in geographic scope, rules or market operations of existing RTOs, may also affect our ability to sell, the prices we receive or the cost to transmit power produced by our generating facilities. Rules governing the various regional power markets may also change from time to time, which could affect our costs or revenues. Additionally, if the transmission service from these facilities is unavailable or disrupted, or if the transmission capacity infrastructure is inadequate, our ability to sell and deliver wholesale power may be materially adversely affected. Furthermore, the rates for transmission capacity from these facilities are set by others and thus are subject to changes, some of which could be significant. As a result, our financial condition, results of operations and cash flows may be materially adversely affected.
The FERC has issued regulations that require wholesale electricity transmission services to be offered on an open-access, non-discriminatory basis. Although these regulations are designed to encourage competition in wholesale market transactions for electricity, there is the potential that fair and equal access to transmission systems will not be available or that transmission capacity will not be available in the amounts we require. We cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission facilities in specific markets or whether ISOs and RTOs in applicable markets will efficiently operate transmission networks and provide related services.
Because our generation facilities are part of interconnected regional grids, we face the risk of blackout due to a disruption on a neighboring interconnected system.
Major electric power blackouts are possible and have occurred, which could disrupt electrical service for extended periods of time. If a blackout were to occur, the impact could result in interruptions to our operations, increased costs to replace existing contractual obligations, the possibility of regulatory investigations and potential operational risks to our facilities. Additionally, in response to a blackout, there could be changes or developments in applicable regulations or market structures that could have longer-term impact on our business and results of operations.
We face intense competition in the competitive power generation market, which may adversely affect our ability to operate profitably and generate positive cash flow.
Our generation business is dependent on our ability to operate successfully in a competitive environment and is not assured of any rate of return on capital investments through a regulated rate structure.
Competition is affected by electricity and fuel prices, relative cost of production of energy products, new market entrants, construction by others of generating assets and transmission capacity, technological advances in power generation, the actions of environmental and other regulatory authorities, establishment of legislation which favors one form of generation over another, such as investment tax credits or production tax credits, and other factors. These competitive factors may negatively affect our ability to sell electricity and related products and services, as well as the prices that we receive for such products and services, which could adversely affect our results of operations and our ability to grow our business.
We sell our available electricity and capacity products into competitive wholesale markets through contracts of varying duration. Competition in the wholesale electricity markets occurs principally on the basis of the price of products and, to a lesser extent, reliability and availability. We believe that the commencement of commercial operation of new electricity generating facilities in the regional markets where we own or control generation facilities and the evolution of demand side management resources will continue to increase competition in the wholesale electricity markets in those regions, which could have an adverse effect on electricity and capacity prices. We also face competition in the wholesale markets for generation capacity and ancillary services.
Competitors in the wholesale power markets in which we operate include regulated utilities, industrial companies, non-utility generators, competitive subsidiaries of regulated utilities, financial institutions and other energy marketers. We compete against these entities based on the cost of producing our products, which can include costs attributable to our access to credit sources and the levels of unsecured credit extended to our competitors.
In retail power markets, we primarily compete with other electricity suppliers based on our ability to aggregate generation supply at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities, ISOs and RTOs.
Despite federal and state deregulation initiatives, our generation business is still subject to extensive regulation, including requirements that we obtain and comply with government permits and approvals, which may increase our costs, reduce our revenues, or prevent or delay operation of our facilities.
We are required to obtain, and to comply with, numerous permits, approvals, licenses and certificates from federal, state and local governmental agencies. The process of obtaining and renewing necessary permits can be lengthy and complex and can sometimes result in the establishment of permit conditions that make the project or activity for which the permit was sought unprofitable or otherwise unattractive. In addition, such permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our power delivery and may subject us to penalties and other sanctions. Although various regulators routinely renew existing licenses, renewal could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure; local community, political or other opposition; and executive, legislative or regulatory action. Our cost or inability to obtain and comply with the permits and approvals required for our operations could have a material adverse effect on our operations and cash flows.
In addition, our generation subsidiaries sell electricity into the wholesale market. Generally, our generation subsidiaries and our marketing subsidiaries are subject to regulation by the FERC. The FERC has authorized us to sell generation from our facilities and power from our marketing subsidiaries at market-based prices. The FERC retains the authority to modify or withdraw our market-based rate authority and to impose "cost of service" rates if it determines that the market is not competitive, that we possess market power or that we are not charging just and reasonable rates. Any reduction by the FERC in the rates we may receive or any unfavorable regulation of our business by state regulators could materially adversely affect our results of operations. In addition, pursuant to PJM's new Capacity Performance construct, we may be subject, in certain PJM emergency events, to economic penalties for generation non-performance, which could be material. See "Item 1. Business-Markets - Recent Market Developments - PJM" in this Form 10-K for additional information.
Our costs to comply with federal, state and local statutes, rules and regulations relating to environmental protection and worker health and safety could be material and could cause the continued operation of certain of our generation facilities to be uneconomic.
Our business is subject to extensive federal, state and local statutes and regulations relating to environmental protection and worker health and safety. These laws and regulations, which have become more stringent over time, impose numerous requirements, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of hazardous materials, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination.
If there is any delay in obtaining any environmental regulatory approvals necessary for our operations or capital projects, or if we fail to obtain, maintain or comply with any such approvals, operations at our affected facilities could be halted, reduced or subjected to additional costs.
For example, the EPA's ELGs and the EPA's CCR Rule could adversely affect our operations and restrict or delay our ability to obtain permits. Moreover, the EPA's Clean Power Plan could have a significant impact on current operations and future opportunities, though it is not possible at this time to predict how this and other pending and/or recently promulgated regulations and laws will impact our business.
We have spent and expect to spend substantial amounts in the future on measures regarding environmental control and compliance, including, but not limited, with respect to pollution control technology. At some of our older generating facilities, it may be uneconomic for us to install necessary controls to comply with new or proposed legislation or regulations, which could cause us to retire those units.
Certain of our operations pose risks of environmental liability due to leakage, migration, emission, releases or spills of hazardous substances to the air, surface or subsurface soils, surface water or groundwater. We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from our own actions that were in compliance with all applicable laws at the time those actions were taken. Certain environmental laws impose strict as well as joint and several liability (that could result in an entity paying more than its fair share) for costs required to remediate and restore sites. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations.
Failure to comply with applicable laws, regulations and permits may result in liability for administrative, civil and/or criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. In addition, private parties may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws, regulations and permits or for personal injury or property damage.
See "Item 1. Business - Environmental Matters" for additional information regarding environmental laws and regulations applicable to our operations.
Our businesses are subject to physical, market and economic risks relating to potential effects of climate change.

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our operations and cause us to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs. Climate change could also affect the availability of a secure and economical supply of water in some locations, which is essential for the continued operation of our generation plants. See "Item 1. Business - Environmental Matters" for additional information regarding the potential impact of climate change and related regulations on our business.

The availability and cost of emission allowances could negatively impact our costs of operations.
We are required to maintain, through either allocations or purchases, sufficient emission allowances for sulfur dioxide, nitrogen oxide and carbon dioxide to support our operations in the ordinary course of operating our power generation facilities. These allowances are used to meet the obligations imposed on us by various applicable environmental laws. If our operational needs require more than our allocated allowances, we may be forced to purchase such allowances on the open market, which could be costly. If we are unable to maintain sufficient emission allowances to match our operational needs, we may have to curtail our operations so as not to exceed our available emission allowances, or install costly new emission controls. As we use the emission allowances that we have purchased on the open market, costs associated with such purchases will be recognized as operating expense. If such allowances are available for purchase, but only at significantly higher prices, the purchase of such allowances could materially increase our costs of operations in the affected markets.
Changes in legislative and regulatory policy, including the promotion of renewable energy, energy efficiency, conservation and self-generation, may adversely impact our business.
Economic downturns, periods of high energy supply costs and other factors can lead to changes in or the development of legislative and regulatory policy designed to promote reductions in energy consumption, increased energy efficiency, renewable energy and self-generation by customers. This focus on conservation, renewable energy, energy efficiency and self-generation may result in a decline in electricity demand, which could in turn adversely affect our business.
We are subject to certain risks associated with nuclear generation, including the risk that our nuclear generating facility could become subject to increased security or safety requirements that would increase capital and operating expenditures, uncertainties regarding spent nuclear fuel, and uncertainties associated with decommissioning our plant at the end of its licensed life.
Nuclear generation accounted for about 31% of our 2015 competitive power generation output (including output of (i) RJS as of June 2015, (ii) MACH Gen as of November 2015, (iii) certain of our renewables businesses prior to their sale in November 2015 and (iv) the facilities that we have announced are to be sold to satisfy the FERC order approving the combination of Talen Energy Supply and RJS Power). The risks of nuclear generation generally include:

•	the potential harmful effects on the environment and human health from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

•	limitations on the amounts and types of insurance commercially available to cover losses and liabilities that might arise in connection with nuclear operations; and

•
uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives. The licenses for our two nuclear units expire in 2042 and 2044.

The NRC has broad authority under federal law to impose licensing requirements, including security, safety and employee-related requirements for the operation of nuclear generation facilities. In the event of noncompliance, the NRC has authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. In addition, revised security or safety requirements promulgated by the NRC, particularly in response to the 2011 incident in Fukushima, Japan, could necessitate substantial capital or operating expenditures at our Susquehanna nuclear plant. There also remains substantial uncertainty regarding the temporary storage and permanent disposal of spent nuclear fuel, which could result in substantial additional costs to us that cannot be predicted. In addition, although we have no reason to anticipate a serious nuclear incident at our Susquehanna nuclear plant, if an incident did occur, any resulting operational loss, damages and injuries could have a material adverse effect on our results of operations, cash flows and financial condition.
Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.
As of December 31, 2015, we had $4,811 million in total indebtedness. Our indebtedness could have important consequences to our future financial condition, operating results and business, including the following:

•
requiring that a substantial portion of our cash flows from operations be dedicated to payments on our indebtedness instead of other purposes, including operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	increasing our cost of borrowing; and

•	limiting our ability to adjust to changing market and economic conditions and limiting our ability to carry out capital spending that is important to our growth.

Although the agreements governing the Talen Energy Supply RCF contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and any additional indebtedness incurred in compliance with these restrictions could be substantial. See Note 5 to the Financial Statements for additional information regarding our indebtedness.
The agreements governing our indebtedness contain covenants that may restrict our operational flexibility.
The Talen Energy Supply RCF contains financial and other covenants that restrict our ability to, among other things:

•	incur additional indebtedness, or issue guarantees or certain preferred shares;

•	pay dividends, redeem stock or make other distributions;

•	repurchase, prepay or redeem subordinated indebtedness;

•	make investments or acquisitions;

•	create liens;

•	make negative pledges;

•	consolidate or merge with another company;

•	sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with affiliates.
The Amended STF Agreement and the First Lien Credit and Guaranty Agreement similarly contain customary covenants that may restrict our operational flexibility.
Our ability to borrow additional amounts under these agreements depends upon satisfaction of those covenants. Events beyond our control could affect our ability to meet those covenants. Our failure to comply with obligations under the agreements governing our indebtedness may result in an event of default under those agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results and business and could cause us to become bankrupt or insolvent. See Note 5 to the Financial Statements for additional information regarding our indebtedness.
Our cash flow and ability to meet debt obligations depend on the performance of our subsidiaries and affiliates.
We are a holding company and conduct our operations primarily through subsidiaries. Substantially all of our consolidated assets are held by such subsidiaries. Accordingly, our cash flow and our ability to meet our obligations under certain of our debt instruments depend upon the earnings of these subsidiaries and the distribution or other payment of such earnings to us in the form of dividends, loans or advances or repayment of loans and advances from us. The subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on the notes or to make any funds available for such payment. The debt agreements of some of our subsidiaries and affiliates contain provisions that might restrict their ability to pay dividends, make distributions or otherwise transfer funds to us upon failing to meet certain financial tests or other conditions prior to the payment of other obligations, including operating expenses, debt service and reserves.
Variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Our borrowings under the Talen Energy Supply RCF and the First Lien Credit and Guaranty Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.
Disruption in financial markets could adversely affect our financial condition and results of operations.
Our businesses are heavily dependent on credit and access to capital, among other things, for financing capital expenditures and providing collateral to support hedging in our energy marketing business. Regulations under the Dodd-Frank Act in the United States and Basel III in Europe may impose costly additional requirements on our businesses and the businesses of others with whom we contract, such as banks or other counterparties, or simply result in increased costs to conduct our business or access sources of capital and liquidity upon which the conduct of our businesses is dependent.

We could be negatively affected by rising interest rates, downgrades to our credit ratings, adverse credit market conditions or other negative developments in our ability to access capital markets.
In the ordinary course of business, we are reliant upon adequate long-term and short-term financing to fund our significant capital expenditures, debt service and operating needs. As a capital-intensive business, we are sensitive to developments in interest rates, credit rating considerations, insurance, security or collateral requirements, market liquidity and credit availability and refinancing opportunities necessary or advisable to respond to credit market changes. Changes in these conditions as well as downgrades to our credit ratings could result in increased costs and decreased availability of credit.
Recent or future acquisition or divestiture activities may have adverse effects on our business, financial condition and results of operations.
From time to time, we may seek to acquire additional assets or businesses. The acquisition of new assets or businesses is subject to substantial risks, including delays in completing such acquisitions, the failure to identify material problems during due diligence, the risk of over-paying for assets, the ability to retain customers or employees and the inability to arrange financing for an acquisition as may be required or desired. We may acquire assets in geographic regions or markets in which we do not currently operate, which may expose us to increased market and/or regulatory risks. In addition, we may not be able to achieve the anticipated operating and financial benefits of future acquisitions.  For example, we may not be able to achieve certain tax benefits related to our recently completed acquisition of MACH Gen to the extent we do not have adequate taxable income in future periods following completion of the acquisition. Further, the integration and consolidation of acquired businesses requires substantial human, financial and other resources and, ultimately, such integration processes may result in unexpected costs or charges and we may not be able to operate the acquired businesses or assets in the manner in which we intended. There can be no assurances that any future acquired businesses will perform as expected or that the returns from such acquisitions will support the indebtedness incurred to acquire them or the capital expenditures needed to develop them.
In addition, we are required to sell certain assets pursuant to the FERC order approving the combination of Talen Energy Supply and RJS Power and we may from time to time choose to sell certain other assets or businesses that are no longer core to our operations. In connection with such dispositions, we may indemnify or guarantee counterparties against certain liabilities, which may result in future costs or liabilities payable by us. For example, we have agreed to indemnify the buyers in each of the Holtwood and Lake Wallenpaupack, Ironwood and Crane transactions against certain losses pursuant to the terms of their respective sale agreements. In addition, we may incur additional costs as a result of disposing of certain assets or businesses, and we may experience write-downs of assets if the carrying value of the assets or business sold exceeds the price received.
Changes in technology may negatively impact the value of our power plants.
A basic premise of our generation business is that generating electricity at central power plants achieves economies of scale and produces electricity at relatively low prices. There are alternate technologies to supply electricity, most notably fuel cells, micro turbines, batteries, windmills and photovoltaic (solar) cells, the development of which has expanded due to global climate change and energy efficiency concerns. Research and development activities are ongoing to seek improvements in alternate technologies. It is possible that advances will reduce the cost of alternative generation to a level that is equal to or below that of certain central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity usage (the "demand") by customers could decline, with a corresponding decline in revenues derived by generators. These alternative energy sources could result in a decline to the dispatch and capacity factors of our plants. As a result of all of these factors, the value of our generation facilities could be significantly reduced.
Our facilities may not operate as planned, which may increase our expenses and decrease our revenues and have an adverse effect on our financial performance.
Operation of our power plants, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/ transportation problems and disruptions of fuel supply and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses or losses. Planned and unplanned outages at our power plants may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them. Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us fully in the event losses occur.

We plan to optimize our competitive power generation operations, which involves a number of uncertainties and may not achieve the desired financial results.
We plan to optimize our competitive power generation operations. We plan to do this through the construction of new power plants or modification of existing power plants, and the potential closure of certain existing plants and acquisition of plants that may become available for sale. These types of projects involve numerous risks. Any planned power plant modifications could result in cost overruns, reduced plant efficiency and higher operating and other costs. With respect to the construction of new plants or modification of existing plants, we may be required to expend significant sums for preliminary engineering, permitting, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being financed. For example, we recently committed capital to co-fire the Brunner Island coal facility on natural gas to better position the plant for low gas price environments, which is expected to be completed by the end of 2016. The success of both a new or acquired project may be contingent, among other things, upon obtaining acceptable financing and maintaining acceptable credit ratings, as well as receipt of governmental approvals. If we were unable to complete construction or expansion of a project, we may not be able to recover our investment in the project. Furthermore, we might be unable to operate any new or modified plants as efficiently as projected, which could result in higher than projected operating and other costs and reduced earnings.
Significant increases in our operation and maintenance expenses, including health care and pension costs, could adversely affect our future earnings and liquidity.
We continually focus on limiting and reducing our operation and maintenance expenses. However, we expect to continue to face increased cost pressures in our operations. Increased costs of materials and labor may result from general inflation, increased regulatory requirements (especially in respect of environmental regulations), the need for higher-cost expertise in the workforce or other factors. In addition, pursuant to collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to certain current employees and retirees. We provide a similar level of benefits to our management employees. These benefits give rise to significant expenses. Due to general inflation with respect to such costs, the aging demographics of our workforce and other factors, we have experienced significant health care cost inflation in recent years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to take to require employees and retirees to bear a higher portion of the costs of their health care benefits. In addition, we expect to continue to incur significant costs with respect to the defined benefit pension plans for our employees and retirees. The measurement of our expected future health care and pension obligations and costs is highly dependent on a variety of assumptions, most of which relate to factors beyond our control. These assumptions include investment returns, interest rates, health care cost trends, inflation rates, salary increases and the demographics of plan participants. If our assumptions prove to be inaccurate, our future costs and cash contribution requirements to fund these benefits could increase significantly.
The loss of key personnel, the inability to hire and retain qualified employees, and strikes or work stoppages by unionized employees, could have an adverse effect on our business, financial position and results of operations.
Our operations depend on the continued efforts of our employees. Retaining key employees and maintaining the ability to attract new employees are important to both our operational and financial performance. We cannot guarantee that any member of our management or any one of our key employees will continue to serve in any capacity for any particular period of time. Certain events, such as an aging workforce, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges we might face as a result of such risks include a lack of resources, losses to our knowledge base and the time required to develop new workers' skills. In any such case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or changes in the availability and cost of contract labor may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our financial position or results of operations could be negatively affected. In addition to the foregoing, in the event that our union employees participate in a strike, work stoppage or engage in other forms of labor disruption, we would be responsible for procuring replacement labor and could experience reduced power generation or outages.
War, other armed conflicts or terrorist attacks, including cyber-based attacks, could have a material adverse effect on our business.
War and terrorist attacks have caused and may continue to cause instability in the world's financial and commercial markets and have contributed to high levels of volatility in prices for oil and gas. Instability and unrest in the Middle East, Afghanistan, Ukraine and Iraq, as well as threats of war or other armed conflict elsewhere, may lead to additional acts of war or terrorism, including in the United States, as well as further disruption and volatility in prices for oil and gas. Armed conflicts and terrorism and their effects on us or our markets may significantly affect our business and results of operations. In addition, we may incur increased costs for security, including additional physical plant security and security personnel or additional capability following a terrorist incident.
The operation of our generation plants, including the Susquehanna nuclear plant, and our energy marketing and trading businesses are reliant on computer systems and networks and, therefore, subject to the risk that such systems could be the target of disruptive actions, by terrorists, vandals or others. As a result, operations could be interrupted, property could be damaged and sensitive customer information could be lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to our reputation.
We are subject to risks associated with federal and state tax laws and regulations.
Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations. We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, property, gross receipts and franchise, sales and use, employment-related and other taxes. We also estimate our ability to utilize tax benefits and tax credits. Due to the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered. We cannot predict whether such tax legislation or regulation will be introduced or enacted or the effect of any such changes on our businesses. If enacted, any changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows.
Risks Relating to or Arising out of the Talen Transactions
If the spinoff conducted as part of the Talen Transactions does not qualify as a tax-free distribution under the Code, including as a result of subsequent acquisitions of stock or equity of PPL or Talen Energy Corporation or Talen Energy Supply, then we may be liable for substantial U.S. federal income taxes or may be required to indemnify PPL.
Among other requirements, the completion of the Talen Transactions was conditioned upon PPL's receipt of a legal opinion of tax counsel to the effect that, the contribution of Talen Energy Supply to HoldCo, together with the spinoff conducted by PPL, will qualify as a reorganization pursuant to Section 368(a)(1)(D) and a tax-free distribution pursuant to Section 355 of the Code, that the merger conducted as part of those transactions will qualify as a reorganization pursuant to Section 368(a) of the Code, and that such merger and the related contribution of RJS to Talen Energy will qualify as a transaction described in Section 351 of the Code. That legal opinion is not binding on the IRS, and the IRS may reach conclusions that are different from the conclusions reached in such opinion. We are not aware of any facts or circumstances that would cause the factual statements or representations on which the legal opinion was based to be materially different from the facts at the time the Talen Transactions were completed. If, notwithstanding the receipt of such opinion, the IRS were to determine the spinoff to be taxable, PPL would recognize a tax liability that could be substantial. We would be jointly and severally liable for such tax liability under applicable Treasury Regulations as a former member of the PPL consolidated federal income tax group.
In addition, the spinoff will be taxable to PPL pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership (by vote or value) of PPL, Talen Energy Corporation or Talen Energy Supply, directly or indirectly, as part of a plan or series of related transactions that include the spinoff. Because PPL's shareholders collectively owned more than 50% of Talen Energy Corporation's common stock following the Talen Transactions, the Talen Transactions alone will not cause the spinoff to be taxable to PPL under Section 355(e) of the Code. However, Section 355(e) of the Code might apply if acquisitions of stock of PPL before or after the spinoff, or stock or equity of Talen Energy Corporation or Talen Energy Supply after June 1, 2015, are considered to be part of a plan or series of related transactions that include the spinoff. We are not aware of any such plan or series of transactions. Under the separation agreement, however, in certain circumstances and subject to certain limitations, we would be required to indemnify PPL for certain taxes that may be imposed on the spinoff, including taxes that arise because acquisitions of Talen Energy Corporation stock or Talen Energy Supply equity result in the Talen Energy spinoff being taxable under Section 355(e) of the Code.
We may not realize the anticipated synergies, cost savings and growth opportunities from the Talen Transactions.
The benefits that we expect to achieve as a result of the Talen Transactions will depend, in part, on our ability to realize anticipated growth opportunities, cost savings and other synergies. Our success depends on the continued integration of the Talen Energy and RJS Power businesses, which could result in significant expenses that may be difficult to estimate accurately at this time. In addition, we may experience challenges when combining separate business cultures, information technology systems and employees, and those challenges may divert senior management's time and attention. Even if we are able to complete the integration successfully, we may not fully realize all of the growth opportunities, cost savings and other synergies that we expect, either within the anticipated time frame for integration or at all. For example, we may be unable to eliminate all duplicative costs. Also, as a standalone company outside of the PPL and Riverstone groups of companies, we may not be able to replace the resources provided by PPL or Riverstone to the Talen Energy and RJS Power businesses prior to the Talen

Transactions. Alternatively, we may be able to replace them but not at the same or lower cost as what previously was available, and any resulting incremental costs could be material.
Our accounting, management and financial reporting systems may not be adequately prepared to comply with the disclosure controls and internal control over financial reporting requirements to which we are subject.
Prior to June 1, 2015, our financial results were included within the consolidated results of PPL, and RJS Power was not subject to the reporting and other requirements of the Exchange Act.
We now are subject to reporting and other obligations under the Exchange Act and are responsible for ensuring that all aspects of our business comply with Section 404 of the Sarbanes-Oxley Act, under which we must maintain effective disclosure controls and procedures and internal control over financial reporting. To comply with these requirements on a stand-alone basis separate from PPL and with the addition of the RJS Power business, we may need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting, legal and finance staff. Along those lines, our report on our internal control over financial reporting in this Form 10-K includes a scope exception for the RJS Power business. It also includes a scope exception for the MACH Gen business acquired in November 2015. We expect to incur additional annual expenses for the purpose of addressing these reporting and compliance requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, IT systems and procedures in a timely and effective fashion, our ability to satisfy financial reporting requirements and other rules that apply to reporting companies under the Exchange Act and the Sarbanes-Oxley Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition and results of operations.
Ownership of our common stock is highly concentrated, and the Riverstone Holders may exert significant influence over matters requiring Board of Directors and/or stockholder approval.

The Riverstone Holders, each of which is indirectly controlled by Riverstone, collectively beneficially own approximately 35% of the outstanding shares of our common stock. As a result, the Riverstone Holders collectively exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions. Moreover, pursuant to a stockholder agreement, the Riverstone Holders have the right to appoint individuals to serve on the Board of Directors of Talen Energy Corporation. See "Item 13. Certain Relationships and Related Transactions, and Director Independence." Currently, Messrs. Alexander, Casey and Hoffman serve on the Board of Directors as designees of the Riverstone Holders. As a result, the Riverstone Holders have the ability to exert significance influence over matters requiring approval of our Board of Directors and other matters subject to the terms of that stockholder agreement.

The interests of the Riverstone Holders may conflict with the interests of our other stockholders. The Riverstone Holders may have an interest in having us pursue acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment in us, even though such transactions might involve risks to other stockholders. In addition, Riverstone and its affiliates engage in a broad spectrum of activities, including investments in the power generation industry. In the ordinary course of their business activities, Riverstone and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Talen Energy Corporation and Talen Energy Supply, LLC

None.

ITEM 2. PROPERTIES

The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units and may be revised periodically to reflect changed circumstances. Talen Energy's electric generating capacity (summer rating) at December 31, 2015 by segment was as follows.

Plant	Owner	Total MW Capacity	% Ownership	Talen Energy's Ownership in MW	Fuel Type	State	Region/ISO

East segment
Martins Creek	Talen Generation	1,708	100.00	1,708	Natural Gas/Oil	PA	PJM
Ironwood (a)	Talen Generation	661	100.00	661	Natural Gas	PA	PJM
Lower Mt. Bethel	Talen Generation	555	100.00	555	Natural Gas	PA	PJM
Combustion turbines	Talen Generation	370	100.00	370	Natural Gas/Oil	PA	PJM
Bayonne	Sapphire	165	100.00	165	Natural Gas/Oil	NJ	PJM
Camden	Sapphire	145	100.00	145	Natural Gas/Oil	NJ	PJM
Dartmouth	Sapphire	82	100.00	82	Natural Gas/Oil	MA	ISO-NE
Elmwood Park	Sapphire	70	100.00	70	Natural Gas/Oil	NJ	PJM
Newark Bay	Sapphire	122	100.00	122	Natural Gas/Oil	NJ	PJM
Pedricktown (b)	Sapphire	117	100.00	117	Natural Gas/Oil	NJ	PJM
York	Sapphire	46	100.00	46	Natural Gas	PA	PJM
Montour	Talen Generation	1,528	100.00	1,528	Coal	PA	PJM
Brunner Island	Talen Generation	1,428	100.00	1,428	Coal	PA	PJM
Keystone (c)	Talen Generation	1,718	12.34	212	Coal	PA	PJM
Conemaugh (c)	Talen Generation	1,754	16.25	285	Coal	PA	PJM
Brandon Shores	Raven	1,274	100.00	1,274	Coal	MD	PJM
C.P. Crane (a)	Raven	402	100.00	402	Coal	MD	PJM
H.A. Wagner	Raven	966	100.00	966	Coal/Natural Gas/Oil	MD	PJM
Susquehanna (c)	Talen Generation	2,513	90.00	2,262	Nuclear	PA	PJM
Holtwood (a)	Talen Generation	262	100.00	262	Hydro	PA	PJM
Lake Wallenpaupack (a)	Talen Generation	46	100.00	46	Hydro	PA	PJM
Athens	MACH Gen	969	100.00	969	Natural Gas	NY	NYISO
Millennium	MACH Gen	335	100.00	335	Natural Gas	MA	ISO-NE
Renewables (d)	N/A	7	100.00	7	Renewables	PA	PJM
		17,243		14,017
West segment
Laredo	Jade	181	100.00	181	Natural Gas	TX	ERCOT
Nueces Bay	Jade	648	100.00	648	Natural Gas	TX	ERCOT
Barney Davis	Jade	964	100.00	964	Natural Gas	TX	ERCOT
Harquahala	MACH Gen	1,040	100.00	1,040	Natural Gas	AZ	WECC
Colstrip Units 1 & 2 (c)	Talen Generation	614	50.00	307	Coal	MT	WECC
Colstip Unit 3 (c)	Talen Generation	740	30.00	222	Coal	MT	WECC
		4,187		3,362
Total		21,430		17,379

(a)
Plant was sold in the first quarter of 2016 or is under an agreement of sale to satisfy the FERC approved mitigation in connection with the RJS Power acquisition. See Note 1 to the Financial Statements for additional information on the FERC approved mitigation and Note 6 to the Financial Statements for additional information on the announced sales.

(b)	Pedricktown includes capacity dedicated to serving landlord load (maximum of 11 MW).

(c)
This unit is jointly owned. Each owner is entitled to its proportionate share of the unit's total output and funds its proportionate share of fuel and other operating costs. See Note 10 to the Financial Statement for additional information.

(d)	Includes facilities for which Talen Energy has the rights to the output through agreements of Talen Energy Marketing with third parties.

Certain of Talen Energy's credit arrangements are secured by liens on the majority of the plants above. See Note 5 to the Financial Statements for additional information.

Talen Energy's corporate headquarters are located at 835 Hamilton Street, Suite 150, Allentown, PA 18101-1179 under a lease that expires in 2018.

Item 3. Legal Proceedings

Talen Energy Corporation and Talen Energy Supply, LLC

The information required with respect to this item can be found in Note 11 to the Financial Statements, which provides information regarding legal, regulatory and environmental proceedings and matters and is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Talen Energy Corporation and Talen Energy Supply, LLC

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash" for information regarding certain restrictions on Talen Energy's ability to pay dividends or make distributions.

Talen Energy Corporation

Talen Energy Corporation's common stock is traded on the NYSE under the symbol "TLN". The following table sets forth the high and low sales prices for Talen Energy Corporation's common stock for each quarter of the year 2015, as reported on the NYSE.

	For the 2015 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
Price per common share: (a)
High	N/A	$20.50	$18.02	$12.09
Low	N/A	$16.87	$9.83	$5.73

(a)	There is no price per common share data available prior to June 1, 2015, which is the date on which Talen Energy Corporation became a publicly traded company.

Talen Energy Corporation has not declared or paid dividends and does not currently expect to declare or pay dividends on its common stock. Instead, Talen Energy Corporation intends to retain earnings to finance the growth and development of its business and for working capital and general corporate purposes. Talen Energy Corporation's ability to pay dividends to holders of its common stock is limited by its ability to obtain cash or other assets from its subsidiaries. Further, certain of the agreements governing Talen Energy Corporation's subsidiaries' indebtedness, including the Talen Energy Supply RCF and the First Lien Credit and Guaranty Agreement, restrict the ability of certain of Talen Energy Corporation's subsidiaries to pay dividends or otherwise transfer assets to Talen Energy Corporation. Any payment of dividends will be at the discretion of Talen Energy Corporation's board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that Talen Energy Corporation's board of directors may deem relevant.

At January 29, 2016, there were 53,889 common stockholders of record.

There were no purchases by Talen Energy Corporation of its common stock during the fourth quarter of 2015.

Talen Energy Supply, LLC

There is no established public trading market for Talen Energy Supply's membership interests. Talen Energy Corporation owns all of Talen Energy Supply's outstanding membership interests. Distributions on the membership interests will be paid as determined by Talen Energy Supply's Board of Managers.

Talen Energy Supply made cash distributions, primarily to its former member, PPL Energy Funding Corporation, of $219 million in 2015 and $1.9 billion in 2014.

ITEM 6. SELECTED FINANCIAL DATA

Talen Energy Corporation's business was formed on June 1, 2015 after the spinoff from PPL and the acquisition by Talen Energy Supply of RJS Power. Talen Energy Supply is considered the accounting predecessor of Talen Energy Corporation. As such, Talen Energy Corporation's consolidated financial information below for 2015 represents twelve months of legacy Talen Energy Supply information consolidated with seven months of RJS information from June 1, 2015, while the 2014 and earlier periods represent only legacy Talen Energy Supply information. See Notes 1, 3 and 6 to the Financial Statements for information on the spinoff and acquisition of RJS Power.

Talen Energy Corporation (a) (b)	2015	2014	2013	2012	2011

Income Items (in millions)
Operating revenues (c)	$4,481	$4,581	$4,495	$4,393	$4,834
Income (Loss) from continuing operations after income taxes attributable to Talen Energy Corporation stockholders	(341)	187	(262)	428	672
Income (Loss) from discontinued operations (net of income taxes) (d)	—	223	32	46	96
Net Income (Loss) attributable to Talen Energy Corporation stockholders	(341)	410	(230)	474	768
Balance Sheet Items (in millions) (e)
Property, plant and equipment, net	$8,587	$6,436	$7,174	$7,293	$6,486
Total assets	12,826	10,760	11,074	12,375	13,179
Short-term debt	608	630	—	356	400
Long-term debt (including current portion)	4,203	2,218	2,525	3,272	3,024
Common equity	4,303	3,907	4,798	3,848	4,037
Total capitalization	9,114	6,755	7,323	7,476	7,461
Income (Loss) per share attributable to Talen Energy Corporation stockholders - Basic (f)
Income (Loss) from continuing operations	$(3.10)	$2.24	$(3.13)	$5.12	$8.04
Income (Loss) from discontinued operations (net of income taxes) (d)	$—	$2.67	$0.38	$0.55	$1.15
Net Income (Loss)	$(3.10)	$4.91	$(2.75)	$5.67	$9.19
Income (Loss) per share attributable to Talen Energy Corporation stockholders - Diluted (f)
Income (Loss) from continuing operations	$(3.10)	$2.24	$(3.13)	$5.12	$8.04
Income (Loss) from discontinued operations (net of income taxes) (d)	$—	$2.67	$0.38	$0.55	$1.15
Net Income (Loss)	$(3.10)	$4.91	$(2.75)	$5.67	$9.19

(a)
Earnings each year were affected by certain items that management believes are not indicative of ongoing operations. See "Results of Operations - EBITDA and Adjusted EBITDA" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of those items in 2015, 2014, and 2013. Significant pre-tax items in 2012 and 2011 included unrealized gains on derivative contracts of $91 million and $120 million, while 2012 included a $29 million coal contract modification payment and 2011 included litigation-related credits of $132 million. The earnings were also affected by acquisitions and sales of various businesses. See Note 6 to the Financial Statements for additional information, including discussion of the discontinued operations in 2014 and 2013.

(b)	See "Item 1A. Risk Factors" and Notes 1 and 11 to the Financial Statements for a discussion of uncertainties that could affect Talen Energy Corporation's future financial condition.

(c)
Amounts for prior years have been reclassified to conform to the current presentation related to certain operating revenues and expenses. See "Reclassifications" in Note 1 to the Financial Statements for additional information.

(d)	2014 includes an after-tax gain on the sale of the hydroelectric business in Montana of $206 million.

(e)	As of each respective year-end.

(f)
The calculation of basic and diluted earnings per share for 2015 utilized the weighted-average shares outstanding during the year assuming the shares issued to PPL's shareholders were outstanding during the entire year and reflects the impact of the private placement of shares to the Riverstone Holders on the spinoff date. For 2014, 2013, 2012 and 2011, weighted average shares outstanding assumed the shares issued to PPL's shareholders at the spinoff date in 2015 were outstanding during those entire years.

Talen Energy Supply, LLC

Item 6 is omitted as Talen Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by Talen Energy Corporation and Talen Energy Supply. Any information contained herein relating to an individual registrant is filed by such registrant solely on its own behalf, and neither registrant makes any representation as to information relating to the other registrant except that information relating to Talen Energy Supply and its subsidiaries is also attributed to Talen Energy Corporation and information relating to the subsidiaries of Talen Energy Supply is also attributed to Talen Energy Supply. As Talen Energy Corporation is substantially comprised of Talen Energy Supply and its subsidiaries, most disclosures refer to Talen Energy and are intended to be applicable to both registrants.  When identification of a particular registrant or subsidiary is considered important to understanding the matter being disclosed, the specific entity's name is used, in particular, for those few disclosures that apply only to Talen Energy Corporation. Each disclosure referring to a subsidiary applies to both Talen Energy Corporation and Talen Energy Supply and each disclosure referring to Talen Energy Supply applies to Talen Energy Corporation through consolidation.

Talen Energy Corporation's obligation to report under the Securities and Exchange Act of 1934, as amended, commenced on May 1, 2015, the date Talen Energy Corporation's Registration Statement on Form S-1 relating to the spinoff transaction was declared effective by the SEC. Talen Energy Supply is a separate registrant and considered the predecessor of Talen Energy Corporation, and therefore, the financial information prior to June 1, 2015 presented in this Annual Report on Form 10-K for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Annual Report on Form 10-K for 2015 represents twelve months of legacy Talen Energy Supply information consolidated with seven months of RJS information from June 1, 2015, while 2014 and 2013 represent only legacy Talen Energy Supply information.

The following should be read in conjunction with the registrants' Consolidated Financial Statements and accompanying Notes.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview," which provides Talen Energy's business strategy, key performance measures, an executive summary and a discussion of key competitive power business dynamics.

•
"Results of Operations" includes "Statement of Income Analysis," which addresses significant changes in principal line items on the Statements of Income comparing 2015 with 2014 and 2014 with 2013 on a GAAP basis. The "Margins" discussion, presented by segment, includes a reconciliation of this non-GAAP financial measure to operating income (loss). The "EBITDA and Adjusted EBITDA" discussion, also presented by segment, includes a reconciliation of these non-GAAP financial measures to operating income (loss) and consolidated net income (loss).

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of Talen Energy's liquidity positions and credit profiles. This section also includes a discussion of forecasted sources and uses of cash as well as rating agencies and credit considerations.

•	"Financial Condition - Risk Management" provides an explanation of the risk management policy relating to Talen Energy's market and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of Talen Energy and that require management to make significant estimates, assumptions and other judgments of inherently uncertain matters.

Overview

Talen Energy is a North American competitive power generation and marketing company headquartered in Allentown, Pennsylvania. Talen Energy produces and sells electricity, capacity and ancillary services from its fleet of power plants totaling approximately 17,400 MW at December 31, 2015, principally located in the Northeast, Mid-Atlantic and Southwest regions of the U.S. See "Item 2. Properties" for additional information on Talen Energy's power plants. For a more detailed description of Talen Energy's business, see "Item 1. Business."

Business Strategy

Talen Energy seeks to optimize the value from its competitive power generation assets and marketing portfolio while mitigating near-term volatility in both cash flow and earnings metrics. Talen Energy endeavors to accomplish this by matching projected output from its generation assets with forward power sales in the wholesale and retail markets while effectively managing exposure to fuel price volatility, counterparty credit risk and operational risk. Talen Energy is focused on safe, reliable, and resilient operations, disciplined capital investment, portfolio optimization, cost management and the pursuit of value enhancing growth opportunities.

To manage financing costs and access to credit markets, and to fund capital expenditures and growth opportunities, a key objective of Talen Energy is to maintain adequate liquidity capacity. In addition, Talen Energy has a financial risk management policy and operational procedures that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units. To manage these risks, Talen Energy generally uses contracts such as forwards, options, swaps and insurance contracts primarily focused on mitigating cash flow volatility within the next 12 month period.

Key Performance Measures

In addition to operating income (loss), Talen Energy utilizes Adjusted EBITDA and Margins, both non-GAAP financial measures, as indicators of performance for its business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations. Results for the years ended December 31 were as follows.

	2015	2014	$ Change
Net Income (Loss)	$(341)	$410	$(751)

Operating Income (Loss)	(39)	397	(436)

Adjusted EBITDA	1,002	759	243

Margins	1,899	1,653	246

See "Results of Operations" for a detailed analysis of Talen Energy's results, the definitions of Margins and Adjusted EBITDA and a reconciliation of these non-GAAP measures to related GAAP measures.

Executive Summary

The increase in Margins, a primary driver to changes in the other three earnings measures reflected above, was primarily due to a $237 million increase related to the RJS and MACH Gen generating facilities acquired in 2015.

The declines in operating income (loss) and net income (loss) were substantially due to non-cash goodwill and other asset impairment charges recorded in 2015. Net income (loss) was also negatively impacted by an $80 million after-tax charge related to a debt extinguishment in 2015, and net income (loss) in 2014 benefited from a $206 million after-tax gain on the sale of the hydroelectric generating facilities in Montana. See Note 6 to the Financial Statements for additional information on the sale of the hydroelectric generating facilities.

Several of the key financial and operational developments that impacted results for the year ended December 31, 2015 were as follows:

•
Spinoff from PPL - During 2015, Talen Energy incurred certain restructuring, TSA and other charges in connection with the spinoff from PPL. See Note 1 to the Financial Statements for additional information on the spinoff, acquisition and related charges.

•
Impairment Charges - During 2015, management considered a number of events and changes in circumstances and concluded that impairment assessments for goodwill and certain long-lived assets were necessary. The charges recorded were as follows:

	Pre-tax			After-tax
	Third Quarter	Fourth Quarter	Total	Total
Goodwill	$466	$(1)	$465	$444
Sapphire plants and C.P. Crane plant	122	67	189	113
Total	$588	$66	$654	$557

In addition to the impairment assessments that resulted in these charges, management also tested its coal-fired generation facilities located primarily within the PJM market for impairment and concluded that the plants were not impaired at December 31, 2015. The recoverability assessment is very sensitive to forward energy and capacity price assumptions as well as forecasted operation and maintenance and capital spending and further declines could negatively impact future testing results. The carrying value of these coal-fired generation facilities was more than $3 billion as of December 31, 2015. See Notes 14 and 16 to the Financial Statements for additional information on the impairment testing that occurred and the charges recorded in 2015.

•
Loss on Debt Extinguishment - In conjunction with the termination of a remarketing dealer's right to remarket certain senior unsecured notes, Talen Energy recorded a pre-tax charge of $134 million. See Note 5 to the Financial Statements for additional information.

•
Coal Contract Modification - To mitigate the risk of oversupply of coal due to reduced dispatching of coal-fired generation facilities, primarily as a result of the continued decline in natural gas prices. Talen Energy incurred pre-tax charges of $41 million in the third quarter of 2015 to reduce its contracted coal deliveries in 2015 through 2018.

•
Acquisition of MACH Gen - In November 2015, Talen Energy obtained 2,344 MW (summer rating) of generating capacity with the completion of the acquisition of all of the membership interests of MACH Gen for cash consideration of approximately $600 million. In addition, $578 million of a MACH Gen subsidiary's debt remained outstanding after the acquisition. See Notes 5 and 6 to the Financial Statements for additional information.

•	Divestiture of Talen Renewable Energy - In November 2015, Talen Energy completed the sale of Talen Renewable Energy for $116 million. See Note 6 to the Financial Statements for additional information.

•
Divestiture of Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane Power Plants - In October 2015, Talen Energy announced the sale of these facilities, with an aggregate generating capacity of approximately 1,400 MW, to satisfy a December 2014 FERC order approving the combination of Talen Energy Supply and RJS Power. Upon completion of these divestitures, Talen Energy will have generated $1.5 billion in pre-tax cash proceeds. The sales of Ironwood and C.P. Crane were completed in February 2016. See Note 6 to the Financial Statements for additional information.

•
Susquehanna Nuclear Plant - The Susquehanna nuclear plant continues to make modifications to address the causes of turbine blade cracking first identified in 2011. Unit 1 completed its planned refueling and turbine inspection outage in June 2014 and installed newly designed shorter last stage blades on one of the low pressure turbines. The same short blade modifications were installed on two of the three turbines on Unit 2 during the spring 2015 scheduled refueling outage. All remaining turbine blade modifications are scheduled to be performed during planned refueling and maintenance outages. The Susquehanna nuclear plant set a single-year generation record and achieved an annualized capacity factor of over 94 percent.

•
Brunner Island Co-firing Project - Construction is under way and is expected to be completed by the end of 2016. The project is expected to cost $118 million. At December 31, 2015, $23 million of costs associated with the project have been incurred.

Key Competitive Power Business Dynamics

Electricity, natural gas and capacity prices are significant contributors to the profitability of Talen Energy's portfolio. A discussion of the general factors and current market conditions affecting these commodities and Talen Energy's operations follows.

Electricity Prices

Electricity prices impact Talen Energy's operations. The price for electricity varies by region and can be influenced by a host of supply and demand factors including, but not limited to, generator availability, market design, fuel prices for power generators, transmission congestion, demand growth and seasonality. In 2015, delivered prices for electricity fell, relative to 2014 delivered prices, across the competitive power markets in which Talen Energy operates, primarily driven by unusual market and weather volatility in the first quarter of 2014 and a continued decline in natural gas prices, which are discussed below.

The table below reflects the average around-the-clock day ahead electricity prices at various pricing points located near Talen Energy's power plants for the years ended December 31.

	2015 (a)	2014 (a)	2013 (a)
PJM - West Hub	$35.82	$51.01	$38.42

PJM - PPL Zone	33.01	52.13	38.01

PJM - BGE Hub	43.73	60.22	41.53

ERCOT - North	25.31	35.74	33.19

ERCOT - South	25.85	36.02	33.76

NYISO - Zone F	38.00	61.19	50.47

ISO-NE Mass Hub	41.90	64.56	56.42

(a)	Source: data obtained from applicable ISO/RTO publications.

If a decline in electricity prices driven by declining gas prices persists, Talen Energy will likely experience lower energy Margins at its coal-fired and nuclear generation facilities as higher priced hedges expire. To mitigate the impact of the declining Margins on coal-fired and nuclear generation facilities, as described above, Talen Energy is pursuing opportunities to modify certain of its coal-fired generation facilities to be capable of operating on both coal and natural gas, as well as evaluating cost reduction measures at these facilities.

In November 2015, the FERC issued an order on "Price Formation" in the energy and ancillary service markets. These changes and future changes signaled by the FERC in that order may eventually improve pricing and thus compensation for generators in the energy and ancillary services markets, but no assurances can be given that will occur.

In December 2015, the FERC accepted a previously submitted PJM proposal that permits cost-based offers to exceed $2,000/MWh in certain circumstances but limits cost-based offers to $2,000/MWh for the purpose of setting locational marginal prices. Under the proposal, market-based offers are permitted to rise along with cost-based offers but are not permitted to exceed $2,000/MWh or the corresponding cost-based offers. Moreover, electricity providers will be permitted to recover actual costs above $2,000MWh through make-whole payments. In addition, electricity prices will be permitted to rise to $3,700/MWh during certain shortage pricing events. The changes became effective in December 2015.

However, in January 2016, as a part of the Price Formation efforts, the FERC issued a Notice of Proposed Rulemaking (NOPR) for comment which requires each RTO, including PJM, to cap each resource's incremental electricity offer to the higher of $1,000/MWh or that resource's verified cost-based incremental electricity offer. Under this proposal, verified cost-based incremental electricity offers above $1,000/MWh would be used for purposes of calculating Locational Marginal Prices. Comments on this NOPR are due within 60 days and final FERC action on this proposed ruling could modify the above December 2015 acceptance of the PJM proposal.

Capacity Prices

Capacity prices are another key source of revenue for Talen Energy’s operations. Currently, about 80% of Talen Energy's generation capacity is located in markets with a capacity product, including assets in PJM, NYISO and ISO-NE. Similar to electricity, capacity prices are affected by supply and demand fundamentals such as power plant additions and retirements, imports/exports of capacity from/to adjacent markets, costs associated with plant retrofits, risk premiums associated with penalties for non-performance, demand response products, ISO demand forecasts and reserve margin targets. Over the past three auction cycles, capacity prices have increased in PJM and ISO-NE, primarily attributable to incentive-based changes in the capacity market structures designed to improve operational availability during periods of peak demand.

The table below reflects the cleared capacity prices for the zones in which the majority of Talen Energy's plants are located for the three most recent strip auctions.

	2015/2016 (a)	2016/2017 (a)	2017/2018 (a)
PJM - MAAC ($/MW-day)	$167.46	$119.13	$120.00

PJM - SWMAAC ($/MW-day)	167.46	119.13	120.00

PJM - RTO ($/MW-day)	136.00	59.37	120.00

PJM Capacity Performance ($/MW-day) (b)	N/A	134.00	151.50

NYISO - Rest of State ($/kW-month) (c)	1.25	N/A	N/A

ISO-NE - Rest of Pool ($/kW-month)	3.43	3.15	15.00

(a)	Source: data obtained from applicable ISO/RTO publications.

(b)	The capacity performance product percentage of reliability requirements is being phased in through the 2020/2021 auction as described below.

(c)	Represents the 2015/2016 winter strip auction. Auctions beyond 2015/2016 have not yet been conducted.

As a result of unusual market and weather volatility in the first quarter of 2014, PJM determined that changes were necessary to ensure system reliability. In December 2014, PJM proposed to add an enhanced Capacity Performance (CP) product to the capacity market structure to permit additional compensation for generation owners/operators to make the necessary investments to maintain system reliability in exchange for stronger performance requirements, with higher penalties for non-performers. In June 2105, the FERC issued an order approving the PJM CP proposal largely as it was filed and the CP product is being phased in through the 2020/2021 auction based on a percentage of capacity to meet reliability requirements. The phase in percentage was set at 60% for 2016/2017, 70% for 2017/2018 and 80% for both 2018/2019 and 2019/2020. 2020/2021 will be the first auction to procure 100% of the CP product. In August 2015, PJM completed the first base residual auction inclusive of a CP product for the planning year 2018/2019 and subsequently, in late August and September 2015, PJM completed the two CP transitional auctions for planning years 2016/2017 and 2017/2018. The first CP product implementation will begin on June 1, 2016 for the portion procured in the 2016/2017 transitional auction.

In December 2015, PJM altered its process for forecasting load beginning with the most recent 2016 "Load Processing Report" to reflect a shorter period for historical weather data, updated end usage data, and the inclusion of distributed solar generation. The revised process lowered the load forecast. This reduction in load is expected to put downward pressure on PJM capacity prices.

In January 2016, the U.S. Supreme Court reversed the ruling of the U.S. Court of Appeals for the D.C. Circuit Court and upheld the FERC's jurisdiction over rules regarding DR in organized markets. Therefore, DR will be permitted to continue to participate in future PJM energy and capacity auctions.

Natural Gas Prices

Natural gas prices are a key aspect of the current competitive power environment. The extensive development of major shale formations in the U.S. over the past few years has caused natural gas prices to decline. Power prices have also declined substantially due to the high degree of correlation with natural gas prices, weak general economic conditions and other factors. As a result, Talen Energy has experienced a shift in the dispatching of its generation fleet from coal-fired to gas-fired generation.

Environmental Regulations

Talen Energy is subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, effluent limitation guidelines and MATS.  In 2015, the EPA published the final rules related to GHG regulations for new and existing power plants that could have a significant industry-wide impact. Talen Energy is in the process of evaluating these rules. See "Financial Condition - Environmental Matters" below for additional information on these requirements.  In 2015, Talen Energy recorded increases to existing AROs of $41 million as a result of a review of the 2015 CCR rule. Further changes to AROs may be required as estimates are refined and compliance with the rule continues.

Other Regulatory Matters

There have been attempts in Ohio by certain companies to have their utilities be permitted to subsidize several uneconomic merchant generation assets owned by non-utility affiliates. Those attempts are being opposed by many generator and consumer interests both in Ohio and at the FERC. Additional efforts to oppose on grounds of federal preemption may also be made in Federal Court. If approved and not reversed, out of market subsidies could be disruptive to the market signals for competitive generation and threaten the long-term viability of PJM's markets. It is too early to predict the outcome of these efforts to subsidize uneconomic generators in Ohio.

Talen Energy cannot predict the impact that future economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Results of Operations

As a result of the RJS Power acquisition on June 1, 2015, results for RJS (since the date of acquisition) are included in Talen Energy's 2015 results with no comparable amounts in 2014 and 2013. When discussing Talen Energy's results of operations for 2015 compared with 2014, the results of RJS are isolated for purposes of comparability (if significant). At acquisition, the Sapphire operations were classified as discontinued operations. However, in November 2015, when the FERC approved the third mitigation package excluding the Sapphire portfolio, the assets and liabilities and operating results were reclassified to held and used and to continuing operations, as it is no longer probable that the Sapphire portfolio will be sold.

As a result of the MACH Gen acquisition on November 2, 2015, results for MACH Gen (since the date of acquisition) are included in Talen Energy's 2015 results with no comparable amounts in 2014 and 2013. When discussing Talen Energy's results of operations for 2015 compared with 2014, the results of MACH Gen are isolated for purposes of comparability (if significant).

Talen Energy is organized in two segments: East and West, based on geographic location. The East segment includes the generating, marketing and trading activities in PJM, NYISO and ISO-NE. The West segment includes the generating, marketing and trading activities located in ERCOT and WECC. See Note 2 to the Financial Statements for additional information on Talen Energy's segments and the segment reevaluation.

The discussion within "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing 2015 with 2014 and 2014 with 2013 on a GAAP basis. The "Margins" discussion, presented by segment, includes a reconciliation of that non-GAAP financial measure to operating income(loss). The "EBITDA and Adjusted EBITDA" discussion, also presented by segment, includes a reconciliation of those non-GAAP financial measures to operating income (loss) and consolidated net income (loss).

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA

Statement of Income Analysis --

	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	Change	2014	2013	Change
Wholesale energy (a) (b) (c)	$2,828	$2,653	$175	$2,653	$2,890	$(237)
Wholesale energy to affiliate (b)	14	84	(70)	84	51	33
Retail energy (a) (b)	1,095	1,243	(148)	1,243	1,027	216
Energy-related businesses	544	601	(57)	601	527	74
Total Operating Revenues	4,481	4,581	(100)	4,581	4,495	86
Fuel (a) (b) (c)	1,194	1,196	(2)	1,196	1,048	148
Energy purchases (a) (b) (c)	676	1,054	(378)	1,054	1,153	(99)
Operation and maintenance	1,052	1,007	45	1,007	961	46
Loss on lease termination	—	—	—	—	697	(697)
Impairments	657	—	657	—	65	(65)
Depreciation	356	297	59	297	299	(2)
Taxes, other than income	65	57	8	57	53	4
Energy-related businesses	520	573	(53)	573	512	61
Total Operating Expenses	4,520	4,184	336	4,184	4,788	(604)
Operating Income (Loss)	(39)	397	(436)	397	(293)	690
Other Income (Expense) - net	(118)	30	(148)	30	32	(2)
Interest Expense	211	124	87	124	159	(35)
Income Taxes	(27)	116	(143)	116	(159)	275
Income (Loss) from Continuing Operations After Income Taxes	(341)	187	(528)	187	(261)	448
Income (Loss) from Discontinued Operations (net of income taxes)	—	223	(223)	223	32	191
Net Income (Loss)	(341)	410	(751)	410	(229)	639
Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	—	1	(1)
Net Income (Loss) Attributable to Talen Energy Corporation Stockholders	$(341)	$410	$(751)	$410	$(230)	$640

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 15 to the Financial Statements for additional information.

(b)	Amounts included in "Margins" and are not discussed separately.

(c)	Amounts for prior years have been reclassified to conform to the current presentation. See "Reclassifications" in Note 1 to the Financial Statements for additional information.

See below for a discussion of the components of the changes to Net Income (Loss) for the periods. The changes in Net Income (Loss) and Operating Income (Loss) from period to period were, in part, attributable to the acquisition of RJS Power, MACH Gen and several items that management believes are not indicative of ongoing operations. See "EBITDA and Adjusted EBITDA" below for information on the items management does not believe are indicative of ongoing operations.

Energy-Related Businesses

Net contributions to the East segment's operating income (loss) from energy-related businesses decreased by $4 million in 2015 compared with 2014. Net contributions to the East segment's operating income (loss) increased by $13 million in 2014 compared with 2013. During 2014, Talen Energy recorded a $17 million increase to "Energy-related businesses" revenues on the 2014 Statements of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary. See Note 1 to the Financial Statements for additional information. Excluding the impact of the 2014 adjustment, the change in 2015 compared with 2014 was an increase of $13 million due to higher margins on existing construction projects at the mechanical contracting and engineering subsidiaries. The change in 2014 compared with 2013 was primarily due to the $17 million revenue adjustment.

Operation and Maintenance

The increase (decrease) in operation and maintenance was due to:

	2015 vs. 2014	2014 vs. 2013
East segment:
RJS - Raven and Sapphire (a)	$104	$—
MACH Gen - Athens and Millennium (a)	7	—
Fossil and Hydro (b)	(51)	(9)
Nuclear (c)	(21)	33
Talen Energy Marketing (d)	(25)	4
Energy Services (e)	(17)	4
West segment:
RJS - Jade (a)	22	—
MACH Gen - Harquahala (a)	3	—
Talen Montana (f)	23	(20)
Other:
Accelerated stock-based compensation (g)	25	—
TSA costs	29	—
Restructuring costs (h)	12	—
Transaction costs (i)	20	—
Separation benefits (j)	(17)	17
Separation costs (k)	(14)	16
Other (l)	(55)	1
Total	$45	$46

(a)	There are no comparable amounts in the 2014 or 2013 periods as RJS was acquired in June 2015 and MACH Gen was acquired in November 2015.

(b)	The decrease for 2015 compared with 2014 and the decrease for 2014 compared with 2013 was primarily due to lower coal plant outage costs.

(c)
The decrease for 2015 compared with 2014 was primarily due to $11 million of lower outage costs and $13 million of lower contractor costs supporting operations. The increase in 2014 compared with 2013 was primarily due to higher contractor costs supporting operations.

(d)	The decrease for 2015 compared with 2014 was primarily due to lower payroll related costs attributable to restructuring activities.

(e)	The decrease for 2015 compared with 2014 was primarily due to the gain on the sale of Talen Renewable Energy in November 2015.

(f)
The increase for 2015 compared with 2014 was primarily due to $8 million of higher coal plant outage costs and $7 million of costs associated with the retirement of the Corette plant in 2015. The decrease in 2014 compared with 2013 was primarily due to the elimination of $20 million of rent expense associated with the Colstrip lease that was terminated in 2013.

(g)	Related to the spinoff transaction. See Note 1 to the Financial Statements for additional information.

(h)	The increase for 2015 compared with 2014 was due to costs recorded in 2015 related to the spinoff transaction, including expenses for the FERC-required mitigation plan and legal and professional fees.

(i)	The increase for 2015 compared with 2014 was due to costs recorded in 2015 related to the RJS, MACH Gen and mitigation asset sale transactions.

(j)
The decrease for 2015 compared with 2014 and the increase in 2014 compared with 2013 was due to bargaining unit one-time voluntary retirement benefits recorded in 2014 as a result of the ratification of the IBEW Local 1600 three-year labor agreement in June 2014.

(k)
The decrease for 2015 compared with 2014 and the increase in 2014 compared with 2013 was primarily due to costs incurred in 2014 related to restructuring in anticipation of the spinoff, which included cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.

(l)	The decrease for 2015 compared with 2014 was primarily due to lower corporate expenses.

Loss on Lease Termination

A $697 million charge was recorded in 2013 for the termination of the Colstrip operating lease to facilitate the sale of the Montana hydroelectric generating facilities. See Note 6 to the Financial Statements for additional information.

Impairments

Impairments in 2015 primarily include a $465 million goodwill impairment, a $175 million impairment of the Sapphire plants and a $14 million impairment of the C.P. Crane plant (all included in the East segment). 2013 includes a $65 million impairment of the Corette plant (included in the West segment). These impairments exclude those recorded to "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2014 Statement of Income. See Note 16 to the Financial Statements for additional information.

Depreciation

Depreciation increased by $59 million in 2015 compared with 2014, primarily due to increases in the East and West segments of $31 million and $25 million, primarily related to the acquisitions of RJS Power and MACH Gen. There are no comparable amounts in 2014 and 2013 for RJS or MACH Gen as their acquisition occurred in 2015.

Depreciation decreased by $2 million in 2014 compared with 2013, primarily due to an $8 million increase in the East segment and a $10 million decrease in the West segment. The increase in the East segment was partially due to $13 million from PP&E additions in part due to the completed Holtwood expansion project in 2013. The decrease in the West segment was primarily due to decreases from the impairment of the Corette plant and the write off of leasehold improvement assets in conjunction with the termination of the operating lease at the Colstrip facility, both of which occurred in 2013. See Note 14 to the Financial Statements for additional information on the Corette impairment and Note 6 to the Financial Statements for information on the Colstrip operating lease termination.

Taxes, Other Than Income

Taxes, other than income increased by $8 million for 2015 compared with 2014. This increase was primarily due to $11 million related to RJS, $7 million impacting the East segment and $4 million impacting the West segment. Taxes other than income increased by $4 million in 2014 compared with 2013, within the East segment. There are no comparable amounts in 2014 and 2013 for RJS as the acquisition occurred in 2015.

Other Income (Expense) - net

Other income (expense) - net decreased by $148 million in 2015 compared with 2014 and decreased by $2 million in 2014 compared with 2013. The decrease in 2015 compared with 2014 was primarily due to the recording of a $134 million charge for a termination payment to a remarketing dealer related to an October 2015 debt extinguishment and a $9 million decrease in 2015 in net earnings on the NDT funds. See Note 5 for additional information on the debt extinguishment. The decrease in 2014 compared with 2013 resulted from 2013 including a gain of $8 million related to adjustments to liabilities for a former mining subsidiary partially offset by a $5 million increase in 2014 in net earnings on the NDT funds.

Interest Expense

The increase (decrease) in interest expense was due to:

	2015 vs. 2014	2014 vs. 2013
Long-term debt interest expense (a)	$56	$(50)
MACH Gen (b)	6	—
Short-term debt interest expense	11	7
Capitalized interest (c)	3	14
Net amortization of debt discounts, premiums and issuance costs (d)	11	(4)
Other	—	(2)
Total	$87	$(35)

(a)
The increase in 2015 compared with 2014 was due to a debt issuance in May 2015 and the assumption of an RJS Power subsidiary's debt in June 2015 in connection with the RJS Power acquisition, partially offset by a debt maturity in August 2014. The increase in expense from the RJS Power related debt was $35 million. See Note 6 to the Financial Statements for information on the acquisition. The decrease in 2014 compared with 2013 was primarily due to the repayment of debt in July and December 2013.

(b)
Represents interest on long-term debt. There are no comparable amounts in the 2014 or 2013 periods as MACH Gen was acquired in November 2015. See Note 6 to the Financial Statements for additional information on the acquisition.

(c)	The increase in 2014 compared with 2013 was primarily due to the Holtwood hydroelectric expansion project placed in service in November 2013.

(d)	The increase in 2015 compared with 2014 was due to the write-off of fees associated with Talen Energy Supply's $3 billion syndicated credit facility that was terminated in connection with the spinoff.

Income Taxes

The increase (decrease) in income taxes was due to:

	2015 vs. 2014	2014 vs. 2013
Change in pre-tax income at current tax rates (a)	$(36)	$298
RJS (b)	(49)	—
MACH Gen (b)	(5)	—
Federal and state uncertain tax benefits recognized (c)	(12)	—
State deferred tax rate change (d)	(16)	(16)
Goodwill impairment (e)	(21)	—
Federal income tax credits (f)	(9)	8
Federal and state tax return adjustments	(7)	(6)
Other	12	(9)
Total	$(143)	$275

(a)
Excludes income taxes related to RJS and MACH Gen as there are no comparable amounts in 2014 or 2013 as their acquisition occurred in 2015. Also excludes the impact of the goodwill impairment recorded in 2015 because the effective tax rate on the impairment does not bear a customary relationship to the recognized loss as a result of a significant portion of the impairment being related to non-deductible goodwill.

(b)	There are no comparable amounts in the 2014 or 2013 periods as RJS was acquired in June 2015 and MACH Gen was acquired in November 2015.

(c)
In 2015, open audits for the tax years 2008 - 2011 were settled by PPL with the IRS resulting in a tax benefit of $12 million for Talen Energy's portion of the settlement of previously unrecognized tax benefits.

(d)
During 2015, 2014 and 2013, Talen Energy recorded adjustments related to its December 31 state deferred tax liabilities as a result of annual changes in state apportionment and the impact on the future estimated state income tax rate.

(e)
Federal and state tax impacts attributable to the deductible portion of goodwill that was impaired during the third quarter of 2015. See Note 16 to the Financial Statements for additional information on the goodwill impairment.

(f)
During 2015, Talen Energy recorded a benefit primarily related to the recognition of previously unamortized tax credits as a result of the sale of Talen Renewable Energy in November 2015. During 2013, Talen Energy recorded a deferred tax benefit related to investment tax credits on progress expenditures for the Holtwood hydroelectric plant expansion. See Note 6 to the Financial Statements for additional information.

See Note 4 to the Financial Statements for additional information.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) for 2014 and 2013 includes the Montana hydroelectric generating facilities which were sold in November 2014.  See Note 6 to the Financial Statements for additional information.

Margins

Management utilizes "Margins," a non-GAAP financial measure, as an indicator of performance for its business.

"Margins" is defined as energy revenues offset by the cost of fuel, energy purchases, certain operation and maintenance expenses, primarily ancillary charges, and gross receipts tax, recorded in "Taxes, other than income." This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Margins." This volatility stems from a number of factors, including the required netting of certain transactions with ISOs, RTOs and significant fluctuations in unrealized gains and losses. Such factors could result in gains or losses being recorded in either "Wholesale energy," "Retail energy" or "Energy purchases" on the Statements of Income. This performance measure includes PLR revenues from energy sales to PPL Electric by Talen Energy Marketing, which prior to June 1, 2015, are reflected in "Wholesale energy to affiliate" in the reconciliation table below. "Margins" excludes unrealized (gains) losses on: energy related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities; and trading activities. These derivatives are subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged or when realized. Energy related economic activity includes premium amortization associated with options. Unrealized gains and losses related to derivatives and premium amortization associated with options are deferred and included in "Margins" over the delivery period of the item that was hedged or upon realization.

This measure is not intended to replace "Operating Income (Loss)," which is determined in accordance with GAAP, as an indicator of overall operating performance. Other companies may use different measures to analyze and report their results of operations. Management believes this measure provides additional useful criteria to make investment decisions. This performance measure is used, in conjunction with other information, by senior management to manage Talen Energy's operations and analyze actual results compared with budget.

Reconciliation of Margins

The following tables contain the components from the Statements of Income that are included in Margins and a reconciliation to "Operating Income (Loss)" for the years ended December 31.

	2015					2014
	East Segment	West Segment	Reconciling Items (a)		Operating Income (b)	East Segment	West Segment	Reconciling Items (a)		Operating Income (b)
Operating Revenues
Wholesale energy	$2,531	$222	$75	(c)	$2,828	$2,496	$96	$61	(c)	$2,653
Wholesale energy to affiliate (d)	14	—	—		14	84	—	—		84
Retail energy	1,039	73	(17	) (c)	1,095	1,135	81	27	(c)	1,243
Energy-related businesses	—	—	544		544	—	—	601		601
Total Operating Revenues	3,584	295	602		4,481	3,715	177	689		4,581

Operating Expenses
Fuel	1,038	120	36	(c)	1,194	1,097	72	27	(c)	1,196
Energy purchases	723	34	(81	) (c)	676	971	26	57	(c)	1,054
Operation and maintenance	16	—	1,036		1,052	22	—	985		1,007
Impairments (Note 16)	—	—	657		657	—	—	—		—
Depreciation	—	—	356		356	—	—	297		297
Taxes, other than income	41	—	24		65	43	—	14		57
Energy-related businesses	8	—	512		520	8	—	565		573
Total Operating Expenses	1,826	154	2,540		4,520	2,141	98	1,945		4,184
Total	$1,758	$141	$(1,938)		$(39)	$1,574	$79	$(1,256)		$397

	2013
	East Segment	West Segment	Reconciling Items (a)		Operating Income (b)
Operating Revenues
Wholesale energy	$3,086	$98	$(294	) (c)	$2,890
Wholesale energy to affiliate (d)	51	—	—		51
Retail energy	933	82	12	(c)	1,027
Energy-related businesses	—	—	527		527
Total Operating Revenues	4,070	180	245		4,495

Operating Expenses
Fuel	966	78	4	(c)	1,048
Energy purchases	1,265	23	(135	) (c)	1,153
Operation and maintenance	20	—	941		961
Loss on lease termination	—	—	697		697
Impairments	—	—	65		65
Depreciation	—	—	299		299
Taxes, other than income	37	—	16		53
Energy-related businesses	7	—	505		512
Total Operating Expenses	2,295	101	2,392		4,788
Total	$1,775	$79	$(2,147)		$(293)

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)
Includes unrealized gains (losses) on energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 15 to the Financial Statements. Also includes unrealized gains (losses) on trading activity of $(37) million, $27 million and $(6) million for 2015, 2014 and 2013. Amounts have been adjusted for option premiums of $8 million and $(10) million for 2015 and 2014. To mitigate the risk of oversupply, Talen Energy incurred charges of $41 million during 2015 to reduce its contracted coal deliveries, which is also included in this amount. See Note 11 to the Financial Statements for additional information. 2015 also includes net realized gains on certain derivative contracts that were early-terminated of $13 million and a prior period revenue adjustment of $(7)

million. See Note 1 to the Financial Statements for additional information on the revenue adjustment. 2015, 2014 and 2013 includes OCI amortization on non-active derivative positions of $(11) million, $(11) million and $(13) million.

(d)	Amounts recorded prior to the spinoff for activity with PPL Electric.

Changes in Margins

The following table shows Margins by segment for the years ended December 31, as well as the change between periods. Margins do not include operations related to those assets classified as discontinued operations. The factors that gave rise to the changes are described following the table.

				Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
East segment	$1,758	$1,574	$1,775	$184	$(201)
West segment	141	79	79	62	—
Total	$1,899	$1,653	$1,854	$246	$(201)

East Segment

East segment Margins increased $162 million in 2015 from the Raven and Sapphire portfolios. There are no comparable amounts in the 2014 or 2013 periods as the acquisition of Raven and Sapphire occurred during 2015.

Excluding the impact of the Raven, Sapphire and MACH Gen acquisitions, East segment Margins increased in 2015 compared with 2014 by $22 million primarily due to higher realized energy prices of $68 million, improved spark spreads of $59 million, higher nuclear availability of $51 million and lower average fuel prices of $24 million, substantially offset by lower capacity prices of $55 million, gains realized in 2014 on certain commodity positions of $46 million, the net effect of unusual market and weather volatility in the first quarter of 2014 as discussed below of $38 million, lower volumes on full-requirement sales contracts of $25 million and retail electric activity of $12 million.

East segment Margins decreased in 2014 compared with 2013 primarily due to lower realized energy prices of $354 million and lower capacity prices of $34 million, partially offset by favorable asset performance of $70 million, gains realized in 2014 on certain commodity positions of $46 million, unusual market and weather volatility in 2014 as discussed below of $38 million and gas optimization of $26 million.

During the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns, causing rising natural gas and electricity prices in spot and near-term forward markets. Due to these market dynamics, Talen Energy captured opportunities on unhedged generation, which were offset primarily by losses incurred by under-hedged full-requirement sales contracts and retail electric portfolios, which were not fully hedged or able to be fully hedged given the higher load conditions and lack of market liquidity.

West Segment

West segment Margins increased $68 million in 2015 compared with 2014 from the Jade portfolio. There are no comparable amounts in the 2014 and 2013 periods as the acquisition of Jade occurred during 2015.

EBITDA and Adjusted EBITDA

In addition to operating income (loss), EBITDA and Adjusted EBITDA, non-GAAP financial measures are other indicators of performance for Talen Energy's business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations.

EBITDA represents net income (loss) before interest expense, income taxes, depreciation and certain amortization. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other items that management believes are not indicative of ongoing operations including, but not limited to, unrealized gains and losses on derivative contracts, stock-based compensation expense, asset retirement obligation accretion, impairments, gains and losses on securities in the NDT funds, gains or losses on sales, dispositions or retirements of assets, debt extinguishments and transition, transaction and restructuring costs.

EBITDA and Adjusted EBITDA are not intended to represent cash flows from operations, operating income (loss) or net income (loss) as defined by U.S. GAAP as indicators of operating performance and are not necessarily comparable to similarly-

titled measures reported by other companies. Management cautions investors that amounts presented in accordance with Talen Energy's definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. Talen Energy believes EBITDA and Adjusted EBITDA are useful to investors and other users of these financial statements in evaluating Talen Energy's operating performance because they provide additional tools to compare business performance across companies and across periods. Talen Energy believes that EBITDA is widely used by investors to measure a company's operating performance without regard to such items as interest expense, income taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, Talen Energy believes that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. Talen Energy adjusts for these and other items, as management believes that these items would distort their ability to efficiently view and assess the company's core operating trends. In summary, management primarily uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, as a measure of certain corporate financial goals used to determine variable compensation and in communications with the Talen Energy Corporation Board of Directors, senior management, shareholders, creditors, analysts and investors concerning Talen Energy's financial performance.

Reconciliations of EBITDA and Adjusted EBITDA

The tables below provide reconciliations of EBITDA and Adjusted EBITDA to operating income (loss) on a segment basis and to net income (loss) on a consolidated basis for the years ended December 31.

	2015				2014
	East Segment	West Segment	Other	Total	East Segment	West Segment	Other	Total
Net income (loss)				$(341)				$410
(Income) loss from discontinued operations (net of tax)				—				(223)
Interest expense				211				124
Income taxes				(27)				116
Other (income) expense - net				118				(30)
Operating income (loss)	$198	$2	$(239)	$(39)	$558	$71	$(232)	$397
Depreciation	327	26	3	356	296	1	—	297
Other income (expense) - net	19	(2)	(135)	(118)	29	—	1	30
EBITDA	$544	$26	$(371)	$199	$883	$72	$(231)	$724
Unrealized (gain) loss on derivative contracts (a)	(175)	25	—	(150)	15	(32)	—	(17)
Stock-based compensation expense (b)	—	—	40	40	—	—	18	18
(Gain) loss from NDT funds	(15)	—	—	(15)	(26)	—	—	(26)
ARO accretion	33	1	—	34	32	—	—	32
Coal contract adjustment (c)	41	—	—	41	—	—	—	—
Impairments (d)	657	—	—	657	—	—	—	—
REPS Remarketing	—	—	134	134	—	—	—	—
Mechanical subsidiary revenue adjustment (e)	—	—	—	—	(17)	—	—	(17)
TSA costs	—	—	29	29	—	—	—	—
Separation benefits (f)	—	—	2	2	—	—	33	33
Corette closure costs (g)	—	4	—	4	—	—	—	—
Terminated derivative contracts (h)	(13)	—	—	(13)	—	—	—	—
Revenue adjustment (i)	7	—	—	7	—	—	—	—
Transaction costs	—	—	20	20	—	—	—	—
Restructuring costs (j)	—	—	12	12	—	—	1	1
Other (k)	1	—	—	1	11	—	—	11
Adjusted EBITDA	$1,080	$56	$(134)	$1,002	$898	$40	$(179)	$759

	2013
	East Segment	West Segment	Other	Total
Net income (loss)				$(230)
(Income) loss from discontinued operations (net of tax)				(32)
Noncontrolling interest				1
Interest expense				159
Income taxes				(159)
Other (income) expense - net				(32)
Operating income (loss)	$652	$(750)	$(195)	$(293)
Depreciation	288	11	—	299
Other income (expense) - net	30	—	2	32
Noncontrolling interest	(1)	—	—	(1)
EBITDA	$969	$(739)	$(193)	$37
Unrealized (gain) loss on derivative contracts (a)	133	3	—	136
Stock-based compensation expense (b)	—	—	16	16
(Gain) loss from NDT funds	(22)	—	—	(22)
ARO accretion	29	—	—	29
Impairments (d)	—	65	—	65
Loss on lease termination (Note 6)	—	697	—	697
Other (k)	13	(2)	—	11
Adjusted EBITDA	$1,122	$24	$(177)	$969

(a)
Represents unrealized gains (losses) on derivatives. See "Commodity Price Risk (Non-trading) - Economic Activity" and "Commodity Price Risk (Trading)" in Note 15 to the Financial Statements for additional information on derivatives. Amounts have been adjusted for option premiums of $8 million and $(10) million for 2015 and 2014.

(b)
2015 includes a charge for the acceleration of expense as a result of the spinoff. See Note 1 to the Financial Statements for additional information. For periods prior to June 2015, represents the portion of PPL's stock-based compensation cost allocable to Talen Energy. Amounts prior to June 2015 were cash settled with a former affiliate.

(c)
To mitigate the risk of oversupply, Talen Energy incurred pre-tax charges of $41 million in 2015 in connection with an agreement to reduce its contracted coal deliveries. See Note 11 to the Financial Statements for additional information.

(d)
2015 includes charges for goodwill and certain long-lived assets. 2013 includes a charge for the Corette plant and related emission allowances. See Notes 14 and 16 to the Financial Statements for additional information.

(e)
In 2014, Talen Energy recorded $17 million to "Energy-related businesses" revenues related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary. See Note 1 to the Financial Statements for additional information.

(f)
In June 2014, Talen Energy Supply's largest IBEW local ratified a new three-year labor agreement. In connection with the new agreement, estimated bargaining unit one-time voluntary retirement benefits of $17 million were recorded. In addition, 2014 includes separation costs of $16 million related to the spinoff transaction.

(g)	Operations were suspended and the Corette plant was retired in March 2015.

(h)	Represents net realized gains on certain derivative contracts that were early-terminated due to the spinoff transaction.

(i)
Relates to a prior period revenue adjustment for the receipt of revenue under a transmission operating agreement with Talen Energy Supply's former affiliate, PPL Electric. See Note 1 to the Financial Statements for additional information.

(j)	Costs related to the spinoff transaction, including expenses associated with the FERC-required mitigation and legal and professional fees.

(k)	All periods include OCI amortization on non-active derivative positions and 2015 includes a gain on the sale of Talen Renewable Energy.

Changes in Adjusted EBITDA

The following table shows Adjusted EBITDA by segment for the years ended December 31 as well as the change between periods. The factors that gave rise to the changes are described following the table.

				Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
East	$1,080	$898	$1,122	$182	$(224)
West	56	40	24	16	16
Other	(134)	(179)	(177)	45	(2)
Total	$1,002	$759	$969	$243	$(210)

East Segment

The increase in the East segment in 2015 compared with 2014 was primarily due to higher Margins driven by the addition of the Raven and Sapphire operations, higher realized energy prices, improved spark spreads, higher nuclear availability and lower average fuel prices. These factors were partially offset by lower capacity prices, gains that were realized in 2014 on certain commodity positions, the net effect of unusual market and weather volatility in the first quarter of 2014, lower volumes on full-requirements sales contracts, and retail electric sales activity. The net improvements in Margins were partially offset by higher operation and maintenance expenses, reflecting the addition of the Raven and Sapphire operations partially offset by lower outage costs for coal-fired units and other cost reductions attributable to the spinoff from PPL.

The decrease in the East segment in 2014 compared with 2013 was primarily due to lower Margins driven by lower realized energy and capacity prices, partially offset by favorable asset performance, gains on certain commodity positions and net benefits of unusual market and weather volatility in the first quarter of 2014.

West Segment

The increase in the West segment in 2015 compared with 2014 was primarily due to the addition of the Jade operations in Texas, partially offset by higher coal-fired plant outage costs.

The increase in the West segment in 2014 compared with 2013 was primarily due to the elimination of rent expense associated with the Colstrip lease, which was terminated in December 2013.

Other

The increase in 2015 compared with 2014 was primarily due to lower corporate expenses, which were primarily a result of cost reductions attributable to the spinoff from PPL.

See "Margins" and "Statement of Income Analysis" above for a more detailed analysis of the changes.

Financial Condition

Liquidity and Capital Resources

Talen Energy's cash flows from operations and access to cost effective bank and capital markets are subject to risks and uncertainties. See "Item 1A. Risk Factors" for a discussion of risks and uncertainties that could affect Talen Energy's cash flows.

Talen Energy had the following at December 31:

	2015	2014	2013
Cash and cash equivalents	$141	$352	$239
Short-term debt	608	630	—

Net cash provided by (used in) operating, investing, and financing activities for the years ended December 31 and the changes between periods were as follows.

	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating activities	$768	$462	$410	$306	$52
Investing activities	(915)	497	(631)	(1,412)	1,128
Financing activities	(64)	(846)	47	782	(893)

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows.

	2015 vs. 2014	2014 vs. 2013
Change - Cash Provided (Used)
Net income	$(751)	$639
Non-cash components	919	(656)
Working capital	199	(46)
Defined benefit plan funding	(39)	78
Other operating activities	(22)	37
Total	$306	$52

A significant portion of Talen Energy's operating cash flows is derived from its competitive generation activities. Talen Energy employs a formal hedging program for its generation fleet, the objective of which is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential over the medium term to benefit from power price increases. See Note 15 to the Financial Statements for further discussion. Despite Talen Energy's hedging practices, future cash flows from operating activities are influenced by energy and capacity prices and, therefore, will fluctuate from period to period.

Talen Energy's contracts for the sale and purchase of electricity and fuel often require cash collateral or cash equivalents (e.g. letters of credit), or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of Talen Energy Supply's credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if there was a 10% adverse movement in energy prices or as a result of a downgrade in credit ratings, Talen Energy estimates that, based on its December 31, 2015 positions, it would have been required to post additional collateral of approximately $227 million with respect to electricity and fuel contracts. Talen Energy had adequate liquidity sources at December 31, 2015 if it would have been required to post this additional collateral. Talen Energy has in place risk management programs that are designed to monitor and manage exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units.

Talen Energy had a $306 million increase in cash provided by operating activities in 2015 compared with 2014.

•
Net income (loss) decreased by $751 million between the periods. However, the decrease was more than offset by $919 million of non-cash components. The non-cash components consisted primarily of an increase in goodwill and other asset impairments of $642 million, a decrease in gains on the sale of assets of $306 million, an increase in non-cash amortization of $59 million, partially offset by an increase in unrealized gains on hedging and other hedging activities of $123 million. The increase in cash from operating activities from changes in working capital was partially due to a decrease in accounts receivable, fuel, materials and supplies, prepayments and increases in counterparty collateral (due in part to market price movement), partially offset by decreases in accounts payable. The decrease in fuel, materials and supplies related to increases that occurred in 2014 from coal inventory build-up and increases in fuel oil inventory at higher average prices. The decrease to accounts payable was related to the timing of certain plant outage payments, the change in market prices of gas and the settlement of the PPL affiliated accounts payable in advance of the June 1, 2015 spinoff. The decrease in prepayments was primarily due to income tax payments made in 2014.

•	Pension funding was $39 million higher in 2015.

Talen Energy had a $52 million increase in cash provided by operating activities in 2014 compared with 2013.

•
Net income improved by $639 million between the periods, however, this included an additional $656 million of net non-cash benefits, including a $315 million pre-tax gain in 2014 on the sale of the Montana hydroelectric generating facilities, a $426 million charge in 2013 to terminate the operating lease arrangement for interests in the Montana Colstrip facility and acquire the previously leased interests, and $167 million of lower unrealized losses on hedging activities. These non-cash benefits were partially offset by a $270 million decrease in deferred income tax benefits. The net $17 million decline from net income and non-cash adjustments in 2014 compared with 2013 reflects lower Margins, higher operation and maintenance expenses and other factors. Cash provided by operating activities in 2014 included a $176 million payment to PPL in November 2014 to satisfy the tax liability related to the gain on the sale of the Talen Montana hydroelectric facilities. Cash provided by operating activities in 2013 included a $271 million payment in December in connection with terminating the operating lease arrangement for interests in the Montana Colstrip facility and acquiring the previously leased interests.

•	Pension funding was $78 million lower in 2014.

Investing Activities

The components of the change in cash provided by (used in) investing activities were as follows

	2015 vs. 2014	2014 vs. 2013
Change - Cash Provided (Used)
Expenditures for PP&E	$(35)	$167
Acquisitions & divestitures, net	(1,387)	900
Restricted cash and cash equivalent activity	195	(86)
Purchase and sale of investments, net	—	(1)
Other investing activities	(185)	148
Total	$(1,412)	$1,128

In 2015 compared with 2014, "Acquisitions & divestitures, net" primarily reflects the November 2015 purchase of MACH Gen for $603 million and 2014 includes proceeds from the sale of the Talen Montana hydroelectric generating facilities, partially offset by proceeds of $116 million from the sale of the Talen Renewable Energy in November 2015. See Note 6 to the Financial Statements for information on the acquisition and divestitures. The change in "Restricted cash and cash equivalent activity" relates to collateral requirements to support Talen Energy's commodity hedging program. This change is primarily due to changes in forward energy commodity prices. The change in "Other investing activities" was primarily due to the 2014 receipt of $164 million related to a U.S. Department of the Treasury grant for the Rainbow Dam and Holtwood hydroelectric expansion capital projects.

In 2014 compared with 2013, the decrease in "Expenditures for PP&E" was partially due to expenditures made in 2013 for the Holtwood hydroelectric expansion project. "Acquisitions & divestitures, net" reflects the 2014 sale of the Talen Montana hydroelectric generating facilities. See Note 6 to the Financial Statements for information on the sale. The change in "Other investing activities" was due to the receipt of $164 million in 2014 from U.S. Department of Treasury grants for the Rainbow Dam and Holtwood hydroelectric expansion capital projects.

Financing Activities

The components of the change in cash provided by (used in) financing activities were as follows.

	2015 vs. 2014	2014 vs. 2013
Change - Cash Provided (Used)
Capital contributions from/distributions to predecessor member, net	$1,032	$(2,336)
Debt issuances/redemptions, net	574	438
Change in short-term debt, net	(792)	986
Other	(32)	19
Total	$782	$(893)

Talen Energy required $783 million less in financing sources for 2015 compared with 2014. In 2015, as a result of the terms of the spinoff transaction, the improvement in capital contributions/distributions to predecessor member, net resulted from a reduction in activity with PPL Energy Funding Corporation. Changes in cash used related to short-term debt resulted from proceeds from 2014 borrowings of $630 million that were needed at that time to fund increased collateral requirements to support Talen Energy's commodity hedging program that were then repaid in 2015 using the $591 million of net proceeds from the issuance of long-term debt. In addition, in 2015, in connection with the RJS Power acquisition, $38 million of short-term debt borrowings under the then-outstanding RJS Power Holdings, LLC credit facility were repaid and the facility was terminated in connection with the acquisition.

In 2014, financing activities included distributions of $836 million to PPL of the proceeds from the Talen Montana hydroelectric generating facilities sale, net of a tax liability payment and proceeds from the U.S. Department of Treasury grant for the Holtwood hydroelectric expansion capital project.

In 2013, financing activities included net capital contributions of $1.1 billion from PPL Energy Funding Corporation to Talen Energy Supply to fund debt maturities, repay short-term debt and terminate the operating lease arrangement for interests in the Montana Colstrip facility and acquire the previously leased interests. Debt repayments included a $300 million debt maturity and the $437 million repayment by an unconsolidated trust of outstanding debt related to the acquisition of the previously leased Lower Mt. Bethel facility.

See "Long-term Debt and Equity Securities" below for additional information on current year activity. See "Forecasted Sources of Cash" for a discussion of Talen Energy's plans to access the capital markets, as well as a discussion of credit facility capacity available to Talen Energy Supply. Also see "Forecasted Uses of Cash" for a discussion of Talen Energy Supply's and a subsidiary's maturities of long-term debt.

Long-term Debt and Equity Securities

Talen Energy activity for 2015 included:

	Debt		Stock Issuances
	Issuances (a)	Retirements

Cash Transactions	$600	$335	$—
Non-cash Transactions (b)	1,950	231	902

(a)	Issuances are net of pricing discounts, where applicable and excludes the impact of debt issuance costs.

(b)
"Debt Issuances" include long-term debt that remained outstanding as part of the RJS Power and MACH Gen acquisitions and the remarketing and exchange of PEDFA debt. "Retirements" represents the remarketing and exchange of PEDFA debt. "Stock Issuances" only applies to Talen Energy Corporation and includes common stock issued to the Riverstone Holders in connection with the RJS Power acquisition based on the June 1, 2015 closing "when-issued" market price.

See Note 5 to the Financial Statements for additional information about long-term debt securities and Note 1 to the Financial Statements for additional information on equity issued as part of the spinoff from PPL and simultaneous acquisition of RJS Power.

Forecasted Sources of Cash

Talen Energy expects to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents and credit arrangements. Additionally, although Talen Energy currently does not plan to access the capital markets, it may decide to do so based on market conditions. The discussion below regarding credit arrangements of Talen Energy Supply apply to Talen Energy Corporation through consolidation.

Revolving Credit Facilities

Talen Energy Supply and a subsidiary maintain credit facilities to enhance liquidity and provide credit support.  The amounts "Borrowed" below are recorded as "Short-term debt" on the Balance Sheets.  The total committed borrowing capacity under outstanding credit facilities and the use of this borrowing capacity at December 31, were:

	2015				2014
	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity
Credit Facilities	$2,010	$608	$194	$1,208	$3,150	$630	$259	$2,261

On June 1, 2015, in connection with the completion of the spinoff transaction, Talen Energy Supply entered into the Talen Energy Supply RCF and replaced Talen Energy Supply's previously existing $3 billion unsecured syndicated credit facility that existed at December 31, 2014. At December 31, 2014, the $630 million of outstanding principal amount under the old facility was repaid prior to the termination of the old facility and any outstanding letters of credit were transferred to the Talen Energy Supply RCF.
The Talen Energy Supply RCF provides capacity for letters of credit and short-term borrowings and requires Talen Energy Supply to maintain a senior secured net debt to adjusted EBITDA ratio (as defined in the agreement) of less than or equal to 4.50 to 1.00 as of the last day of any fiscal quarter. Talen Energy Supply pays customary fees on the facility and borrowings bear interest at its option at either a defined base rate or LIBOR-based rates, in each case plus an applicable margin.

The commitments at December 31, 2015 under the Talen Energy Supply RCF are provided by a diverse bank group, with no one bank or its affiliates providing an aggregate commitment of more than 8% of the total committed capacity. In February 2016, Talen Energy repaid all $600 million of its then-outstanding short-term debt obligations under the Talen Energy Supply RCF, primarily with cash proceeds from the sale of Ironwood.
The New MACH Gen RCF remained outstanding after the November 2015 MACH Gen acquisition. The New MACH Gen RCF provides capacity for short-term borrowings and up to $120 million of letters of credit. New MACH Gen pays customary fees on the facility and borrowings bear interest at 12-month LIBOR plus an applicable margin.
In addition to the financial covenants noted above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. Talen Energy monitors compliance with the covenants on a regular basis. At December 31, 2015, Talen Energy was in compliance with these covenants. At this time Talen Energy believes that these covenants and other borrowing conditions will not limit access to these funding sources.

Other Facilities

Talen Energy Supply maintains a $1.3 billion secured energy marketing and trading facility whereby Talen Energy Supply will receive credit to be applied to satisfy collateral posting obligations related to Talen Energy's energy marketing and trading activities with counterparties participating in the facility.

See Note 5 to the Financial Statements for further discussion of Talen Energy's credit and other arrangements.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, Talen Energy currently expects to incur future cash outflows for capital expenditures, various contractual obligations and could purchase or redeem a portion of its or a subsidiary's outstanding debt securities.

Capital Expenditures

The table below shows Talen Energy's current capital expenditure projections for the years 2016 through 2020.

		Projected
	Total	2016	2017	2018	2019	2020

Sustenance	$1,310	$233	$305	$295	$257	$220
Nuclear fuel	608	82	114	132	137	143
Growth	113	108	3	1	1	—
Information technology	120	54	15	20	17	14
Environmental	137	17	15	16	50	39
Regulatory	61	26	26	8	1	—
Discretionary	31	6	6	7	6	6
Total (a) (b)	$2,380	$526	$484	$479	$469	$422

(a)
Does not include the Holtwood and Lake Wallenpaupack hydroelectric projects, the Ironwood natural gas combined-cycle plant, and the C.P. Crane coal-fired power plant, which have been sold or are under an agreement to sell. See Note 6 to the Financial Statements for additional information on the divestitures.

(b)	Includes capitalized interest, which, over all years, is expected to total approximately $60 million.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

Contractual Obligations

Talen Energy Supply and its subsidiaries have assumed various financial obligations and commitments in the ordinary course of business. At December 31, 2015, estimated contractual cash obligations were as follows.

	Total	2016	2017-2018	2019-2020	After 2020
Long-term Debt (a)	$4,228	$396	$429	$1,423	$1,980
Interest on Long-term Debt (b)	1,560	236	408	306	610
Operating Leases (c)	81	19	26	10	26
Purchase Obligations (d)	2,703	621	948	319	815
Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (e)(f)	40	40	—	—	—
Total Contractual Cash Obligations	$8,612	$1,312	$1,811	$2,058	$3,431

(a)
Reflects principal maturities based on stated maturity dates. 2016 includes the $41 million redemption of the Senior Secured Notes of a Talen Ironwood Holdings, LLC subsidiary. See Note 5 to the Financial Statements for additional information. Talen Energy does not have any significant capital lease obligations.

(b)
Assumes interest payments through stated maturity or earlier put dates. The payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated. 2016 includes the $14 million make whole premium paid in connection with the redemption of the Senior Secured Notes of a Talen Ironwood Holdings, LLC subsidiary. See Note 5 to the Financial Statements for additional information.

(c)	See Note 7 to the Financial Statements for additional information.

(d)
The amounts primarily include as applicable, the purchase obligations of electricity, coal, nuclear fuel and limestone as well as certain construction expenditures, which are also included in the "Capital Expenditures" table presented above. Financial swaps and open purchase orders that are provided on demand with no firm commitment are excluded from the amounts presented. The amounts also include a $132 million contract related to the Ironwood facility, which was sold in February 2016.

(e)	The amounts include Talen Energy's contributions committed to be made in 2016 for its pension plans.

(f)
At December 31, 2015, total unrecognized tax benefits of $31 million were excluded from this table as management cannot reasonably estimate the amount and period of future payments. See Note 4 to the Financial Statements for additional information.

Dividends/Distributions

Talen Energy Corporation does not expect to pay dividends in 2016. From time to time, as determined by its Board of Managers, Talen Energy Supply may pay distributions to its member. Certain of Talen Energy Supply's debt agreements include covenants that could effectively restrict the payment of distributions, loans or advances, either directly to Talen Energy Corporation or to Talen Energy Supply or one of its subsidiaries.

See "Item 1A. Risk Factors" and Note 5 to the Financial Statements for these and other restrictions related to distributions on capital interests for Talen Energy.

Purchase or Redemption of Debt Securities

Talen Energy will continue to evaluate outstanding debt securities and may decide to purchase or redeem these securities depending upon prevailing market conditions and available cash.

Rating Agencies and Credit Considerations

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The ratings issued by rating agencies are not recommendations to buy, sell or hold any debt securities of Talen Energy, and they are often based in part on information provided by Talen Energy and other sources. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  Talen Energy's credit ratings may affect its liquidity, access to capital markets and cost of borrowing.

The following table sets forth the credit ratings issued by Moody's and Standard & Poor's for outstanding debt securities or credit facilities of Talen Energy Supply as of December 31, 2015.

	Moody's	S&P
Senior Unsecured	Ba3	B+
Senior Secured	Baa2	BB
Corporate Issuer Rating	Ba2	B+
Outlook	Negative	Stable

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage and interest rate instruments contain provisions that require the posting of additional collateral, or permit the counterparty to terminate those contracts, upon a downgrade in Talen Energy Supply's credit rating.  See Note 15 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for Talen Energy for derivative contracts in a net liability position at December 31, 2015.

Talen Energy has no credit rating triggers that, by themselves, would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

Guarantees for Subsidiaries

Talen Energy Supply guarantees certain consolidated affiliate financing arrangements. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, accelerate maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions. See Note 11 to the Financial Statements for additional information about guarantees.

Off-Balance Sheet Arrangements

Talen Energy has entered into certain agreements that may contingently require payment to a guaranteed or indemnified party. See Note 11 to the Financial Statements for a discussion of these agreements.

Risk Management

Market Risk

See Notes 1, 14 and 15 to the Financial Statements for information about Talen Energy's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

Talen Energy's non-trading activity includes economic hedge transactions that address a specific risk.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of Talen Energy's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  See Note 15 to the Financial Statements for additional information.

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

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts for the years ended December 31.  See Notes 14 and 15 to the Financial Statements for additional information.

	Gains (Losses)
	2015	2014
Fair value of contracts outstanding at the beginning of the period	$53	$107
Contracts realized or otherwise settled during the period	(133)	328
Fair value of new contracts entered into during the period (a)	5	(12)
Other changes in fair value	220	(370)
Fair value of contracts outstanding at the end of the period	$145	$53

(a)	Represents the fair value of contracts at the end of the quarter of their inception. Includes the impact of contracts acquired as part of the RJS Power and MACH Gen acquisitions.

The following table segregates the net fair value of non-trading commodity derivative contracts at December 31, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$89	$—	$7	$—	$96
Prices based on significant unobservable inputs (Level 3)	31	17	1	—	49
Fair value of contracts outstanding at the end of the period	$120	$17	$8	$—	$145

Talen Energy subsidiaries sell electricity, capacity and related services and buy fuel on a forward basis to hedge the value of energy from Talen Energy's generation assets.  If these Talen Energy subsidiaries were unable to deliver firm capacity and energy or to accept the delivery of fuel under their agreements, under certain circumstances they could be required to pay liquidated damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect Talen Energy's ability to meet its obligations, and/or cause significant increases in the market price of replacement energy.  Although Talen Energy attempts to mitigate these risks, the company cannot assure that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

Talen Energy's trading commodity derivative contracts range in maturity through 2019.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the years ended December 31.  See Notes 14 and 15 to the Financial Statements for additional information.

	Gains (Losses)
	2015	2014
Fair value of contracts outstanding at the beginning of the period	$48	$11
Contracts realized or otherwise settled during the period	(68)	(60)
Fair value of new contracts entered into during the period (a)	4	5
Other changes in fair value	25	92
Fair value of contracts outstanding at the end of the period	$9	$48

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at December 31, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$6	$—	$(2)	$—	$4
Prices based on significant unobservable inputs (Level 3)	5	—	—	—	5
Fair value of contracts outstanding at the end of the period	$11	$—	$(2)	$—	$9

VaR Models

A VaR model is utilized to measure commodity price risk in competitive margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given Talen Energy's hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the year ended December 31, 2015 was as follows.

	Trading VaR	Non-Trading VaR
95% Confidence Level, Five-Day Holding Period
Period End	$—	$37
Average for the Period	1	18
High	4	37
Low	—	8

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at December 31, 2015.

Interest Rate Risk

Talen Energy, directly or through its subsidiaries, issues debt to finance its operations, which exposes it to interest rate risk.  Talen Energy may utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in components of current market interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management policy are designed to mitigate interest rate exposure and volatility in interest expense.

Talen Energy had no interest rate hedges outstanding at December 31, 2015 and 2014.

Talen Energy is exposed to a potential increase in interest expense and to changes in the fair value of its debt portfolio.  The estimated impact of a 10% adverse movement in interest rates at December 31, 2015 would cause an insignificant increase in interest expense and a $119 million increase in the fair value of debt. At December 31, 2014, the estimated impact of a 10% adverse movement in interest rates would cause an insignificant increase in interest expense and a $46 million increase in the fair value of debt.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, Susquehanna Nuclear maintains trust funds to fund certain costs of decommissioning the Susquehanna Nuclear plant.  At December 31, 2015, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the balance sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna Nuclear's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  Talen Energy actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2015, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $74 million reduction in the fair value of the trust assets compared with $73 million at December 31, 2014.  See Notes 14 and 19 to the Financial Statements for additional information regarding the NDT funds.

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on Talen Energy plan assets.

Credit Risk

Credit risk is the risk that Talen Energy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. Talen Energy maintains credit procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit standards) and require other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, Talen Energy has concentrations of suppliers and customers among electric utilities, financial institutions and other energy marketing and trading companies. These concentrations may impact Talen Energy's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

Talen Energy includes the effect of credit risk on its fair value measurements to reflect the probability that a counterparty will default when contracts are out of the money (from the counterparty's standpoint). In this case, Talen Energy would have to sell into a lower-priced market or purchase in a higher-priced market. When necessary, Talen Energy records an allowance for doubtful accounts to reflect the probability that a counterparty will not pay for deliveries Talen Energy has made but not yet billed, which are reflected in "Unbilled revenues" on the Balance Sheets.

See Notes 14 and 15 to the Financial Statements for additional information on credit concentration and credit risk.

Acquisitions, Development and Divestitures

Talen Energy from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 6 to the Financial Statements for information on the RJS Power acquisition, the MACH Gen acquisition, the Talen Montana hydroelectric sale, and the announced divestitures of assets to satisfy a December 2014 FERC order approving the combination with RJS Power.

Environmental Matters

The following is a discussion of the more significant environmental matters impacting Talen Energy's business this fiscal year.  See "Item 1. Business" for additional information on environmental matters.
CSAPR

Annual and seasonal nitrogen oxide emission allowance trading programs, as well as annual sulfur dioxide emission allowance trading, commenced in 2015 for 28 states under the EPA's CSAPR Rule. In December 2015, the EPA proposed a "CSAPR Update Rule" which recommends more stringent ozone season nitrogen oxide budgets for 23 states, including several where Talen owns affected generation. Additional capital and/or operating and maintenance expenses could be imposed on Talen plants in Maryland, New Jersey, New York, Pennsylvania and Texas as a result of this action.
NAAQS

Regulations to address more stringent National Ambient Air Quality Standard (NAAQS) for ozone established by the EPA advanced in Pennsylvania and Maryland in 2015. In Pennsylvania, these regulations seek to establish reasonably available control technologies (RACT) for fossil-fuel fired power plants nitrogen oxide and volatile organic compound emissions.  Maryland coal plants operated at reduced nitrogen oxide emission rates during the 2015 ozone season as a result of an emergency action issued by the Governor (which later became a final rule), and in November 2015 the MDE promulgated additional nitrogen oxide regulations for Maryland coal plants that require even more stringent operations starting no later than June 2020. Actions were taken at the federal level in 2015 to tighten the NAAQS for ozone as well. More specifically, in October 2015, the EPA released a final rule establishing a more stringent national standard for ozone.
Pertaining to the EPA's 2010 NAAQS for sulfur dioxide, the EPA and Sierra Club entered into an approved consent decree on March 2, 2015 that establishes deadlines for remaining area designations. Several of Talen's affected plants are in undesignated areas.
Compliance with these regulations, or those that could be developed to address the EPA's 2010 sulfur dioxide NAAQS and/or 2015 ozone NAAQS, could lead to increased capital and/or operating and maintenance expenses for Talen Energy's fossil-fuel fired power plants.
MATS

Compliance with the EPA's MATS Rule commenced in April 2015 for those plants that did not receive a compliance extension. The rule has increased capital and operating and maintenance expenses for some of Talen Energy's power plants. The U.S. Supreme Court determined in June 2015 that the EPA acted unreasonably by refusing to consider costs when determining whether the MATS regulation was appropriate and necessary. The EPA responded with a proposed supplemental finding in November 2015 claiming that the regulation was appropriate and necessary based on cost. In December 2015, to address the

June 2015 Supreme Court action, the DC Circuit remanded the MATS Rule to the EPA to incorporate a revised appropriate and necessary finding.
Regional Haze

In September 2015, the Third Circuit Court of Appeals vacated portions of the EPA's approval of Pennsylvania's Regional Haze State Implementation Plan and remanded the Rule to the EPA for further consideration. Talen Energy is unable to determine at this time if the future impacts of Regional Haze on Talen Energy's Pennsylvania fossil-fuel fired power plants will have a material adverse effect on its financial condition or results of operations.

GHG Regulations

The EPA's final rules for new and existing power plants were published in the Federal Register in October 2015, along with a proposed federal implementation plan for those states that fail to submit an acceptable state implementation plan for the existing plant rule. EPA's existing plant rule has been stayed by the U.S. Supreme Court until all legal challenges to the rule have been resolved. The new plant rule remains in effect and challenges are also outstanding in federal court. Talen Energy is unable to determine if the rules will have a material adverse effect on Talen Energy's financial condition or results of operations, but increased capital and operating and maintenance costs could be imposed.
Exemptions for Startup, Shutdown and Malfunction Events

In June 2015, the EPA published a Final Rule which prohibits states from exempting startup, shutdown and malfunction events from compliance requirements in SIPs. Revisions to SIPs or other regulations in states where Talen Energy operates could impact operations and financial conditions.
CCRs

The EPA's final rule regulating CCRs as non-hazardous wastes, which imposes extensive new self-implementing requirements on CCR impoundments and landfills, became effective in October 2015. Talen Energy expects that its plants using surface impoundments for management and disposal of CCRs, or that previously managed CCRs and continue to manage wastewaters, will be most impacted by this rule. Talen Energy anticipates incurring capital, operating and/or maintenance costs to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications. The final CCR Rule is being challenged in federal court. During 2015, an increase of $41 million was recorded to existing AROs. Further changes to AROs may be required as estimates are refined and compliance with the rule continues.
ELGs and Standards

The EPA's final ELG regulations that revise discharge limitations for steam electric generation wastewater permits were published in the Federal Register in November 2015. The regulations contain requirements that could significantly impact Talen Energy's coal-fired plants.  At this point, Talen Energy is unable to estimate a range of reasonably possible compliance costs. The regulations are being challenged in federal court.
Waters of the United States (WOTUS)

In June 2015, the EPA and the U.S. Army Corps of Engineers published their final rule redefining the term WOTUS, and in October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order preventing the EPA from implementing the rule nationwide. In the event the stay is lifted, and the regulation survives separate legal challenges, the redefinition could impact future development actions, such as plant and gas infrastructure expansions.

New Accounting Guidance

See Notes 1 and 21 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements). Senior management has reviewed with Talen Energy Corporation's Audit Committee these critical accounting policies, the following disclosures regarding their application and the estimates and assumptions regarding them.

Price Risk Management

See "Price Risk Management" in Note 1 to the Financial Statements, as well as "Risk Management" above.

Defined Benefits

Talen Energy Supply and certain of its subsidiaries sponsor or participate in, as applicable, various qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans. These plans are applicable to the majority of Talen Energy's employees (based on eligibility for their applicable plans). Talen Energy records an asset or liability, with an offsetting entry to AOCI to recognize the funded status of all defined benefit plans that it or its subsidiaries sponsor. Consequently, the funded status of all sponsored defined benefit plans is fully recognized on the Balance Sheets. See Note 9 to the Financial Statements for additional information about the plans and the accounting for defined benefits including a discussion of the newly created pension and other postretirement benefit plans sponsored by Talen Energy Supply that replaced Talen Energy Supply's participation in similar PPL plans effective with the June 1, 2015 spinoff.

Management makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets. When accounting for defined benefits, delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle. Annual net periodic defined benefit costs are recorded in current earnings based on estimated results. Any differences between actual and estimated results are recorded in AOCI. These amounts in AOCI are amortized to income over future periods. The delayed recognition allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans. The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the long-term rates of return on plan assets that will be earned over the life of each plan. These projected returns reduce the net periodic defined benefit costs currently recorded.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In addition to the economic assumptions above that are evaluated annually, management must also make assumptions regarding the life expectancy of employees covered under their defined benefit pension and other postretirement benefit plans. At December 31, 2014 or June 1, 2015, as applicable, the plan sponsors adopted the mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables) for all applicable defined benefit pension and other postretirement benefit plans. At December 31, 2014 or June 1, 2015, as applicable, the plan sponsors also selected the IRS BB 2-Dimensional mortality improvement scale on a generational basis for all applicable defined benefit pension and other postretirement benefit plans. These mortality assumptions reflect the recognition of both improved life expectancies and the expectation of continuing improvements in life expectancies.

For the applicable periods ended December 31, 2015, Talen Energy's defined benefit pension and other postretirement benefit plans incurred actuarial losses of $50 million primarily due to lower actual return on plan assets compared to the expected return on plan assets partially offset by an increase in the discount rate.

In selecting the discount rates for applicable defined benefit plans, the plan sponsors start with a cash flow analysis of the expected benefit payment stream for their plans. The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds. This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields are eliminated to develop an appropriate subset of bonds. Individual bonds are then selected based on the timing of each plan's cash flows and parameters are established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.

To determine the expected return on plan assets, the plan sponsors project the long-term rates of return on plan assets using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

In selecting a rate of compensation increase, the plan sponsors consider past experience in light of movements in inflation rates.

The following table provides the weighted-average assumptions used for discount rate, expected return on plan assets and rate of compensation increase at December 31, 2015.

Assumption
Discount Rate
Pension	4.65%
Other Postretirement	4.60%
Expected return on plan assets
Pension	7.00%
Other Postretirement	6.37%
Rate of compensation increase
Pension	3.98%
Other Postretirement	3.98%

In selecting health care cost trend rates, the plan sponsors consider past performance and forecasts of health care costs. At December 31, 2015, the health care cost trend rates for all plans were 6.8% for 2016, gradually declining to an ultimate trend rate of 5.0% in 2020.

A variance in the assumptions listed above could have a significant impact on accrued pension obligations, reported annual net periodic pension costs and related AOCI. At December 31, 2015, the accrued pension obligations and related items and the portions related to the most significant plan were recorded in the financial statements as follows.

	Total	Most Significant Plan
Balance Sheet:
Accrued pension obligations	$(340)	$(323)
AOCI (pre-tax)	453	390
Statement of Income:
Pension costs	$48	$28

The following table reflects the impact of changes in certain assumptions for Talen Energy's most significant plan. The table reflects either an increase or decrease in each assumption. The inverse of this change would impact the accrued pension obligation, reported annual net periodic defined benefit costs and AOCI by a similar amount in the opposite direction. The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

		Increase (Decrease)
Actuarial assumption	Sensitivity	Accrued Pension Obligation	AOCI (pre-tax)	Pension Costs
Discount rate	(0.25)%	$51	$51	$5
Expected return on plan assets	(0.25)%	n/a	n/a	3
Rate of compensation increase	0.25%	7	7	2

Asset Impairment (Excluding Investments)

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying amount may not be recoverable. For these long-lived assets classified as held and used, such events or changes in circumstances are:

•	a significant decrease in the market price of an asset;

•	a significant adverse change in the extent or manner in which an asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;

•	a current period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or

•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

For a long-lived asset classified as held and used, an impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its estimated fair value. Management must make significant judgments to estimate future cash flows, including the useful lives of the assets, the forward prices for energy, capacity and fuel in the markets where the assets are utilized, the amount of capital and operations and maintenance spending and management's intended use of the assets. Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome. If no alternative is clearly the most likely, then a probability-weighted approach is used, taking into consideration estimated cash flows from the alternatives. For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including an assessment of the likelihood of a future sale of the assets. That assessment is not revised based on events that occur after the balance sheet date. Changes in assumptions and estimates could result in materially different results than those identified and recorded in the financial statements.

For a long-lived asset classified as held for sale, an impairment exists when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell. If the asset (disposal group) is impaired, an impairment loss is recorded to adjust the carrying amount to its fair value less cost to sell. A gain is recognized in future periods for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative impairment previously recognized. If the asset (disposal group) no longer qualifies for classification as held for sale, it must be reclassified as held and used and its carrying value must be adjusted to the lower of its estimated fair value at that time or its carrying value when initially classified as held for sale adjusted for depreciation through the reclassification date.
For determining fair value, quoted market prices in active markets are the best evidence. However, when market prices are unavailable, Talen Energy considers all valuation techniques appropriate under the circumstances and for which market participant inputs can be obtained. Generally discounted cash flows are used to estimate fair value, which incorporates market participant inputs when available. Discounted cash flows are calculated by estimating future cash flow streams and determining the present value of the cash flow streams using risk-adjusted discount rates.
In 2015, Talen Energy recorded pre-tax impairment charges of $189 million ($113 million after-tax) applicable to certain assets (classified as held and used and held for sale). See Notes 14 and 16 to the Financial Statements for details on the evaluation and charges recorded.

Goodwill is tested for impairment at the reporting unit level. Talen Energy has determined its reporting units to be at the same level as its operating segments. At December 31, 2015, Talen Energy is organized in two operating segments/reporting units: East and West, primarily based on geographic location. Prior to the RJS acquisition, Talen Energy operated within a single operating segment/reporting unit. A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the reporting unit's fair value. Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

Talen Energy may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test. If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment, in step one, Talen Energy determines whether a potential impairment exists by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill, on the measurement date. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

The second step of the quantitative test requires a calculation of the implied fair value of goodwill, which is determined in the same manner as the amount of goodwill in a business combination. That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the reporting unit's goodwill.
In 2015, Talen Energy recorded pre-tax goodwill impairment charges of $465 million ($444 million after-tax), which fully impaired all of the goodwill previously recorded on the balance sheet and assigned to the East segment/reporting unit. See Note 16 to the Financial Statements for details on the evaluation and charges recorded.

Asset Retirement Obligations

ARO liabilities are required to be recognized for legal obligations associated with the retirement of long-lived assets. The initial obligation is measured at its estimated fair value. An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated. An equivalent amount is recorded as an increase in the value of the capitalized asset and amortized to expense over the useful life of the asset. Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the statement of income, for changes in the obligation due to the passage of time.

In determining AROs, management must make significant judgments and estimates to calculate fair value. Fair value is developed using an expected present value technique based on assumptions of market participants that considers estimated retirement costs in current period dollars that are inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements. Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO. Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset.

At December 31, 2015, the total recorded balances and information on the most significant recorded AROs were as follows.

	Most Significant AROs
Total AROs Recorded	Amount Recorded	% of Total	Description
$501	$399	79.6%	Nuclear decommissioning

The most significant assumptions surrounding AROs are the forecasted retirement costs (including the settlement dates and the timing of cash flows), the discount rates and the inflation rates. At December 31, 2015, a 10% change to retirement costs, a 0.25% decrease in the discount rate or a 0.25% increase in the inflation rate would not have a significant impact on the ARO liabilities and would not cause a significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability.

See Note 18 to the Financial Statements for additional information on AROs.

Income Taxes

Significant management judgment is required in developing the provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and the valuation allowances that may be required to offset the related deferred tax assets.

In order to determine the amount of benefit to be recognized in relation to an uncertain tax position, Talen Energy uses a two-step process to evaluate tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured as the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%. Management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

At December 31, 2015, Talen Energy had $31 million of unrecognized tax benefits recorded related to deferred tax assets acquired with MACH Gen. Unrecognized tax benefits recorded at December 31, 2014 were settled with taxing authorities and PPL prior to the June 1, 2015 spinoff from PPL.

Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers a number of factors in assessing the realization of a deferred tax asset, including the ability to carryback attributes, the reversal of temporary differences, future taxable income, and prudent and feasible tax planning strategies. Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria utilized to account for an uncertain tax position. Management also considers the uncertainty posed by political risk and the effect of this uncertainty on the various factors that management takes into account in evaluating the need for valuation allowances. The amount of net deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

As a result of management's assessment of the realization of deferred tax assets, a valuation allowance of $10 million was recorded at December 31, 2015, primarily related to MACH Gen net operating losses in states where it is expected that a portion of the losses will expire unutilized.

See Note 4 to the Financial Statements for additional information on income taxes.

Business Combinations - Purchase Price Allocation

On June 1, 2015, substantially contemporaneous with the spinoff by PPL to form Talen Energy, RJS Power was contributed by the Riverstone Holders to become a subsidiary of Talen Energy Supply. Additionally, on November 2, 2015, Talen Energy completed the acquisition of the membership interests of MACH Gen. In accordance with accounting guidance on business combinations, the identifiable assets acquired and the liabilities assumed were measured at fair value at the acquisition date. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill.

The determination and allocation of fair value to the identifiable assets acquired and liabilities assumed was based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on key assumptions of the acquisition, and historical and current market data. The most significant variables in these valuations were the discount rates, the number of years on which to base cash flow projections, as well as the assumptions and estimates used to determine cash inflows and outflows. Although the assumptions were reasonable based on information available at the dates of the acquisitions, actual results may differ from the forecasted amounts and the difference could be material.

The fair value of intangible assets and liabilities (e.g. contracts that have favorable or unfavorable terms relative to market), including coal contracts, a pipeline lease and an ash site permit, have been reflected on the balance sheet. These intangible assets and liabilities are being amortized over the related contracts' terms.

Goodwill is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and liabilities assumed. Goodwill related to the RJS acquisition of $393 million was assigned to the East segment. There was no goodwill recorded in the provisional purchase price allocation related to the MACH Gen acquisition. During the third quarter of 2015, impairment testing was completed and it was determined that all goodwill was impaired and was written off, including the goodwill recorded related to the RJS acquisition. See Note 16 to the Financial Statements for additional information regarding the goodwill impairment and Note 6 to the Financial Statements for additional information regarding the purchase price allocations.

See Note 6 to the Financial Statements for additional information regarding the acquisitions.

Other Information

Talen Energy Corporation's Audit Committee has approved the independent auditor to provide audit and audit-related services, tax services and other services permitted by Sarbanes-Oxley and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Talen Energy Corporation and Talen Energy Supply, LLC

Reference is made to "Risk Management" for the Registrants in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Talen Energy Corporation

We have audited the accompanying consolidated balance sheets of Talen Energy Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Talen Energy Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Managers and Sole Member of Talen Energy Supply, LLC

We have audited the accompanying consolidated balance sheets of Talen Energy Supply, LLC (formerly known as PPL Energy Supply, LLC) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Talen Energy Supply, LLC and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2016

(THIS PAGE LEFT BLANK INTENTIONALLY)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Talen Energy Corporation and Subsidiaries
(Millions of Dollars, Except Share Data)
	2015	2014	2013
Operating Revenues
Wholesale energy	$2,828	$2,653	$2,890
Wholesale energy to affiliate	14	84	51
Retail energy	1,095	1,243	1,027
Energy-related businesses	544	601	527
Total Operating Revenues	4,481	4,581	4,495
Operating Expenses
Operation
Fuel	1,194	1,196	1,048
Energy purchases	676	1,054	1,153
Operation and maintenance	1,052	1,007	961
Loss on lease termination	—	—	697
Impairments	657	—	65
Depreciation	356	297	299
Taxes, other than income	65	57	53
Energy-related businesses	520	573	512
Total Operating Expenses	4,520	4,184	4,788
Operating Income (Loss)	(39)	397	(293)
Other Income (Expense) - net	(118)	30	32
Interest Expense	211	124	159
Income (Loss) from Continuing Operations Before Income Taxes	(368)	303	(420)
Income Taxes	(27)	116	(159)
Income (Loss) from Continuing Operations After Income Taxes	(341)	187	(261)
Income (Loss) from Discontinued Operations (net of income taxes)	—	223	32
Net Income (Loss)	(341)	410	(229)
Net Income (Loss) Attributable to Noncontrolling Interests	—	—	1
Net Income (Loss) Attributable to Talen Energy Corporation Stockholders	$(341)	$410	$(230)

Earnings Per Share of Common Stock Attributable to Talen Energy Corporation Stockholders:
Basic:
Income (Loss) from continuing operations after income taxes	$(3.10)	$2.24	$(3.13)
Income (Loss) from discontinued operations (net of income taxes)	—	2.67	0.38
Net Income (Loss)	$(3.10)	$4.91	$(2.75)
Diluted:
Income (Loss) from continuing operations	$(3.10)	$2.24	$(3.13)
Income (Loss) from discontinued operations (net of income taxes)	—	2.67	0.38
Net Income (Loss)	$(3.10)	$4.91	$(2.75)

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	109,898	83,524	83,524
Diluted	109,898	83,524	83,524
The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
Talen Energy Corporation and Subsidiaries
(Millions of Dollars)
	2015	2014	2013
Net income (loss)	$(341)	$410	$(229)
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of $5, ($40), ($72)	(6)	35	67
Defined benefit plans:
Prior service costs, net of tax of $1, ($6), ($1)	(3)	8	2
Net actuarial gain, net of tax of ($30), $83, ($49)	46	(120)	71
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $2, $7, $4	(2)	(6)	(6)
Qualifying derivatives, net of tax of $12, $17, $84	(19)	(25)	(123)
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), ($3)	(1)	3	4
Net actuarial loss, net of tax of $11, ($4), ($10)	(18)	5	14
Total other comprehensive income (loss) attributable to Talen Energy Corporation Stockholders	(3)	(100)	29
Comprehensive income (loss)	(344)	310	(200)
Comprehensive income attributable to noncontrolling interests	—	—	1
Comprehensive income (loss) attributable to Talen Energy Corporation Stockholders	$(344)	$310	$(201)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Talen Energy Corporation and Subsidiaries
(Millions of Dollars)
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(341)	$410	$(229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Pre-tax gain from the sale of Montana hydroelectric generation business	—	(315)	—
Depreciation	356	313	318
Amortization	222	163	156
Defined benefit plans - expense	50	42	51
Deferred income taxes and investment tax credits	(61)	(26)	(296)
Impairment of assets	662	20	65
Unrealized (gains) losses on derivatives, and other hedging activities	(119)	4	171
Loss on lease termination	—	—	426
Other	46	36	2
Change in current assets and current liabilities
Accounts receivable	115	17	23
Accounts payable	(147)	2	(56)
Unbilled revenues	58	68	83
Fuel, materials and supplies	12	(97)	(31)
Prepayments	31	(53)	(5)
Counterparty collateral	63	(17)	(81)
Price risk management assets and liabilities	(14)	(30)	7
Taxes payable	(23)	(3)	(31)
Other	(49)	(40)	(16)
Other operating activities
Defined benefit plans - funding	(74)	(35)	(113)
Other assets	4	3	(4)
Other liabilities	(23)	—	(30)
Net cash provided by operating activities	768	462	410
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(451)	(416)	(583)
Proceeds from the sale of Montana hydroelectric generation business	—	900	—
Expenditures for intangible assets	(70)	(46)	(42)
Acquisition of MACH Gen	(603)	—	—
Purchases of nuclear plant decommissioning trust investments	(196)	(170)	(159)
Proceeds from the sale of nuclear plant decommissioning trust investments	180	154	144
Proceeds from the sale of the Renewable business	116	—	—
Proceeds from the receipt of grants	—	164	3
Net (increase) decrease in restricted cash and cash equivalents	87	(108)	(22)
Other investing activities	22	19	28
Net cash provided by (used in) investing activities	(915)	497	(631)
Cash Flows from Financing Activities
Issuance of long-term debt	600	—	—
Retirement of long-term debt	(335)	(309)	(747)
Contributions from predecessor member	82	739	1,577
Distributions to predecessor member	(217)	(1,906)	(408)
Net increase (decrease) in short-term debt	(162)	630	(356)
Other financing activities	(32)	—	(19)
Net cash provided by (used in) financing activities	(64)	(846)	47
Net Increase (Decrease) in Cash and Cash Equivalents	(211)	113	(174)
Cash and Cash Equivalents at Beginning of Period	352	239	413
Cash and Cash Equivalents at End of Period	$141	$352	$239
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$169	$122	$157
Income taxes - net	$5	$310	$189
The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
Talen Energy Corporation and Subsidiaries
(Millions of Dollars, Shares in Thousands)
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$141	$352
Restricted cash and cash equivalents	106	176
Accounts receivable (less reserve: 2015, $1; 2014, $2)
Customer	205	186
Other	62	103
Accounts receivable from affiliates	—	36
Unbilled revenues	160	218
Fuel, materials and supplies	508	455
Prepayments	52	70
Price risk management assets	562	1,079
Assets held for sale	954	—
Other current assets	12	26
Total Current Assets	2,762	2,701
Investments
Nuclear plant decommissioning trust funds	951	950
Other investments	25	30
Total Investments	976	980
Property, Plant and Equipment
Generation	13,468	11,318
Nuclear fuel	652	624
Other	342	293
Less: accumulated depreciation	6,411	6,242
Property, plant and equipment, net	8,051	5,993
Construction work in progress	536	443
Total Property, Plant and Equipment, net	8,587	6,436
Other Noncurrent Assets
Goodwill	—	72
Other intangibles	310	257
Price risk management assets	131	239
Other noncurrent assets	60	75
Total Other Noncurrent Assets	501	643
Total Assets	$12,826	$10,760

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
Talen Energy Corporation and Subsidiaries
(Millions of Dollars, Shares in Thousands)
	2015	2014
Liabilities and Equity
Current Liabilities
Short-term debt	$608	$630
Long-term debt due within one year	399	535
Accounts payable	291	361
Accounts payable to affiliates	—	50
Taxes	16	28
Interest	43	16
Price risk management liabilities	431	1,024
Liabilities held for sale	33	—
Other current liabilities	267	246
Total Current Liabilities	2,088	2,890
Long-term Debt	3,804	1,683
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,587	1,223
Investment tax credits	15	27
Price risk management liabilities	108	193
Accrued pension obligations	340	299
Asset retirement obligations	490	415
Other deferred credits and noncurrent liabilities	91	123
Total Deferred Credits and Other Noncurrent Liabilities	2,631	2,280
Commitments and Contingent Liabilities (Note 11)
Equity
Predecessor Member's Equity (a)	—	3,930
Common Stock - $0.001 par value (b)	—	—
Additional paid-in capital	4,702	—
Accumulated deficit	(373)	—
Accumulated other comprehensive income (loss)	(26)	(23)
Total Equity	4,303	3,907
Total Liabilities and Equity	$12,826	$10,760

(a)
Represents Talen Energy Supply's predecessor member's equity prior to the June 1, 2015 spinoff transaction. Upon completion of the spinoff, the predecessor member's equity was transferred to Talen Energy Corporation's additional paid-in capital. See Note 1 for additional information on the spinoff.

(b)	1,000,000 shares authorized; 128,509 shares issued and outstanding at December 31, 2015.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares (a)	Common stock	Additional paid-in capital	Accumulated deficit	AOCI	Non-controlling interests	Predecessor member's equity (b)	Total
December 31, 2012	—	$—	$—	$—	$48	$18	$3,782	$3,848
Net income (loss)	—	—	—	—	—	1	(230)	(229)
Other comprehensive income (loss)	—	—	—	—	29	—	—	29
Distributions to predecessor member	—	—	—	—	—	(19)	(408)	(427)
Contributions from predecessor member	—	—	—	—	—	—	1,577	1,577
December 31, 2013	—	$—	$—	$—	$77	$—	$4,721	$4,798

Net income (loss)	—	$—	$—	$—	$—	$—	$410	$410
Other comprehensive income (loss)	—	—	—	—	(100)	—	—	(100)
Distributions to predecessor member	—	—	—	—	—	—	(1,940)	(1,940)
Contributions from predecessor member	—	—	—	—	—	—	739	739
December 31, 2014	—	$—	$—	$—	$(23)	$—	$3,930	$3,907

Net income (loss) from January 1, 2015 to May 31, 2015	—	$—	$—	$—	$—	$—	$32	$32
Net income (loss) from June 1, 2015 to December 31, 2015	—	—	—	(373)	—	—	—	(373)
Other comprehensive income (loss)	—	—	—	—	(3)	—	—	(3)
Distributions to predecessor member	—	—	—	—	—	—	(410)	(410)
Contributions from predecessor member	—	—	—	—	—	—	248	248
Common stock issued for acquisition of RJS Power	44,975	—	902	—	—	—	—	902
Stock issuance	10	—	—	—	—	—	—	—
Stock issuance expense	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	2	—	—	—	—	2
Consummation of spinoff transaction (b)	83,524	—	3,800	—	—	—	(3,800)	—
December 31, 2015	128,509	$—	$4,702	$(373)	$(26)	$—	$—	$4,303

(a)	Shares in thousands. Each share entitles the holder to one vote on any questions presented at any stockholders' meeting.

(b)
Upon consummation of the spinoff on June 1, 2015, Talen Energy Supply's predecessor member's equity balance was transferred to Talen Energy Corporation's "Additional paid-in capital." See Note 1 for additional information on the spinoff.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Talen Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2015	2014	2013
Operating Revenues
Wholesale energy	$2,828	$2,653	$2,890
Wholesale energy to affiliate	14	84	51
Retail energy	1,095	1,243	1,027
Energy-related businesses	544	601	527
Total Operating Revenues	4,481	4,581	4,495
Operating Expenses
Operation
Fuel	1,194	1,196	1,048
Energy purchases	676	1,054	1,153
Operation and maintenance	1,052	1,007	961
Loss on lease termination	—	—	697
Impairments	657	—	65
Depreciation	356	297	299
Taxes, other than income	65	57	53
Energy-related businesses	520	573	512
Total Operating Expenses	4,520	4,184	4,788
Operating Income (Loss)	(39)	397	(293)
Other Income (Expense) - net	(118)	30	32
Interest Expense	211	124	159
Income (Loss) from Continuing Operations Before Income Taxes	(368)	303	(420)
Income Taxes	(27)	116	(159)
Income (Loss) from Continuing Operations After Income Taxes	(341)	187	(261)
Income (Loss) from Discontinued Operations (net of income taxes)	—	223	32
Net Income (Loss)	(341)	410	(229)
Net Income (Loss) Attributable to Noncontrolling Interests	—	—	1
Net Income (Loss) Attributable to Talen Energy Supply Member	$(341)	$410	$(230)
Amounts Attributable to Talen Energy Supply Member:
Income (Loss) from Continuing Operations After Income Taxes	$(341)	$187	$(262)
Income (Loss) from Discontinued Operations (net of income taxes)	—	223	32
Net Income (Loss)	$(341)	$410	$(230)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
Talen Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2015	2014	2015
Net income (loss)	$(341)	$410	$(229)
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of $5, ($40), ($72)	(6)	35	67
Defined benefit plans:
Prior service costs, net of tax of $1, ($6), ($1)	(3)	8	2
Net actuarial gain, net of tax of ($30), $83, ($49)	46	(120)	71
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $2, $7, $4	(2)	(6)	(6)
Qualifying derivatives, net of tax of $12, $17, $84	(19)	(25)	(123)
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), ($3)	(1)	3	4
Net actuarial loss, net of tax of $11, ($4), ($10)	(18)	5	14
Total other comprehensive income (loss) attributable to Talen Energy Supply Member	(3)	(100)	29
Comprehensive income (loss)	(344)	310	(200)
Comprehensive income attributable to noncontrolling interests	—	—	1
Comprehensive income (loss) attributable to Talen Energy Supply Member	$(344)	$310	$(201)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Talen Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(341)	$410	$(229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Pre-tax gain from the sale of Montana hydroelectric generation business	—	(315)	—
Depreciation	356	313	318
Amortization	222	163	156
Defined benefit plans - expense	50	42	51
Deferred income taxes and investment tax credits	(61)	(26)	(296)
Impairment of assets	662	20	65
Unrealized (gains) losses on derivatives, and other hedging activities	(119)	4	171
Loss on lease termination	—	—	426
Other	46	36	2
Change in current assets and current liabilities
Accounts receivable	115	17	23
Accounts payable	(147)	2	(56)
Unbilled revenues	58	68	83
Fuel, materials and supplies	12	(97)	(31)
Prepayments	31	(53)	(5)
Counterparty collateral	63	(17)	(81)
Price risk management assets and liabilities	(14)	(30)	7
Taxes payable	(23)	(3)	(31)
Other	(49)	(40)	(16)
Other operating activities
Defined benefit plans - funding	(74)	(35)	(113)
Other assets	4	3	(4)
Other liabilities	(23)	—	(30)
Net cash provided by operating activities	768	462	410
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(451)	(416)	(583)
Proceeds from the sale of Montana hydroelectric generation business	—	900	—
Expenditures for intangible assets	(70)	(46)	(42)
Acquisition of MACH Gen	(603)	—	—
Purchases of nuclear plant decommissioning trust investments	(196)	(170)	(159)
Proceeds from the sale of nuclear plant decommissioning trust investments	180	154	144
Proceeds from the sale of the Renewable business	116	—	—
Proceeds from the receipt of grants	—	164	3
Net (increase) decrease in restricted cash and cash equivalents	87	(108)	(22)
Other investing activities	22	19	28
Net cash provided by (used in) investing activities	(915)	497	(631)
Cash Flows from Financing Activities
Issuance of long-term debt	600	—	—
Retirement of long-term debt	(335)	(309)	(747)
Contributions from member	82	739	1,577
Distributions to member	(219)	(1,906)	(408)
Net increase (decrease) in short-term debt	(162)	630	(356)
Other financing activities	(30)	—	(19)
Net cash provided by (used in) financing activities	(64)	(846)	47
Net Increase (Decrease) in Cash and Cash Equivalents	(211)	113	(174)
Cash and Cash Equivalents at Beginning of Period	352	239	413
Cash and Cash Equivalents at End of Period	$141	$352	$239
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$169	$122	$157
Income taxes - net	$5	$310	$189
The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
Talen Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$141	$352
Restricted cash and cash equivalents	106	176
Accounts receivable (less reserve: 2015, $1; 2014, $2)
Customer	205	186
Other	62	103
Accounts receivable from affiliates	—	36
Unbilled revenues	160	218
Fuel, materials and supplies	508	455
Prepayments	52	70
Price risk management assets	562	1,079
Assets held for sale	954	—
Other current assets	12	26
Total Current Assets	2,762	2,701
Investments
Nuclear plant decommissioning trust funds	951	950
Other investments	25	30
Total Investments	976	980
Property, Plant and Equipment
Generation	13,468	11,318
Nuclear fuel	652	624
Other	342	293
Less: accumulated depreciation	6,411	6,242
Property, plant and equipment, net	8,051	5,993
Construction work in progress	536	443
Total Property, Plant and Equipment, net	8,587	6,436
Other Noncurrent Assets
Goodwill	—	72
Other intangibles	310	257
Price risk management assets	131	239
Other noncurrent assets	60	75
Total Other Noncurrent Assets	501	643
Total Assets	$12,826	$10,760

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
Talen Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2015	2014
Liabilities and Equity
Current Liabilities
Short-term debt	$608	$630
Long-term debt due within one year	399	535
Accounts payable	291	361
Accounts payable to affiliates	—	50
Taxes	16	28
Interest	43	16
Price risk management liabilities	431	1,024
Liabilities held for sale	33	—
Other current liabilities	267	246
Total Current Liabilities	2,088	2,890
Long-term Debt	3,804	1,683
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,587	1,223
Investment tax credits	15	27
Price risk management liabilities	108	193
Accrued pension obligations	340	299
Asset retirement obligations	490	415
Other deferred credits and noncurrent liabilities	91	123
Total Deferred Credits and Other Noncurrent Liabilities	2,631	2,280
Commitments and Contingent Liabilities (Note 11)
Member's Equity	4,303	3,907
Total Liabilities and Equity	$12,826	$10,760

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	Member's equity	Non- controlling interests	Total

December 31, 2012	$3,830	$18	$3,848
Net income (loss)	(230)	1	(229)
Other comprehensive income (loss)	29	—	29
Distributions to member	(408)	(19)	(427)
Contributions from member	1,577	—	1,577
December 31, 2013	$4,798	$—	$4,798

Net income	$410	—	$410
Other comprehensive income (loss)	(100)	—	(100)
Distributions to member	(1,940)	—	(1,940)
Contributions from member	739	—	739
December 31, 2014	$3,907	—	$3,907

Net income (loss)	$(341)	—	$(341)
Other comprehensive income (loss)	(3)	—	(3)
Distributions to member (a)	(412)	—	(412)
Contributions from member (a)	1,152	—	1,152
December 31, 2015	$4,303	—	$4,303

(a) Includes the contribution of RJS Power as of the acquisition date. See Notes 1 and 6 for additional information.

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to the Financial Statements

1.  Summary of Significant Accounting Policies

General

Capitalized terms and abbreviations appearing in the combined notes to the financial statements are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted. As Talen Energy Corporation is substantially comprised of Talen Energy Supply, LLC and its subsidiaries, to avoid repetition, most disclosures refer to Talen Energy which indicates the disclosure applies to Talen Energy Corporation and Talen Energy Supply, LLC. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis. When identification of a particular registrant or subsidiary is considered important to understanding the matter being disclosed, the specific entity's name is used, in particular, for those few disclosures that apply only to Talen Energy Corporation. Each disclosure referring to a subsidiary applies to both Talen Energy Corporation and Talen Energy Supply and each disclosure referring to Talen Energy Supply applies to Talen Energy Corporation through consolidation.

Business and Basis of Presentation

Business - Spinoff from PPL and formation of Talen Energy Corporation

Talen Energy Corporation, through its principal subsidiary Talen Energy Supply, is a competitive energy and power generation company primarily engaged in the production and sale of electricity, capacity and related products. Talen Energy is headquartered in Allentown, Pennsylvania and owns and operates a portfolio of generation assets principally located in the Northeast, Mid-Atlantic and Southwest regions of the U.S.

In June 2014, PPL and Talen Energy Supply executed definitive agreements with the Riverstone Holders to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy Corporation. On June 1, 2015, PPL completed the spinoff to PPL shareowners of a newly formed entity, Talen Energy Holdings, Inc. (Holdco), which at such time owned all of the membership interests of Talen Energy Supply and all of the common stock of Talen Energy Corporation. Immediately following the spinoff, Holdco merged with a special purpose subsidiary of Talen Energy Corporation, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy Corporation and the sole owner of Talen Energy Supply. PPL does not have an ownership interest in Talen Energy Corporation after completion of the spinoff. Substantially contemporaneous with the spinoff and merger, RJS Power was contributed by the Riverstone Holders to become a subsidiary of Talen Energy Supply (referred to as the "combination" or the "acquisition"). Subsequent to the acquisition, RJS Power was merged into Talen Energy Supply. Talen Energy has treated the combination with RJS Power as an acquisition, with Talen Energy Supply considered the accounting acquirer in accordance with business combination accounting guidance. See Note 3 for information on Talen Energy Corporation's common shares issued as a result of the formation of Talen Energy Corporation. See Note 6 for additional information on the acquisition.

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy following completion of the spinoff. Organizational plans were substantially completed in 2014. The organizational plans identified the need to resize and restructure the Talen Energy organization and as a result, in 2014, charges of $16 million for employee separation benefits were recorded in "Operation and maintenance" on the Statement of Income and in "Other current liabilities" on the Balance Sheet, related to 112 eliminated positions. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services. At December 31, 2014, the recorded liability related to separation benefits was $9 million and included in "Other current liabilities" on the Balance Sheets. Most separations and payment of separation benefits have now been completed and the recorded liability at December 31, 2015 was insignificant.

In connection with the spinoff transaction, additional employee-related costs were incurred primarily related to accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards previously issued under PPL stock incentive programs, primarily for Talen Energy Supply employees and for PPL employees who became Talen Energy Supply employees in connection with the transaction.  These costs were recognized at the closing of the spinoff. During 2015, Talen Energy Supply recorded $25 million related to these accelerated stock-based compensation and pro-rated stock-based compensation awards at spinoff. As the vesting for all Talen Energy Supply employees was accelerated and all remaining unrecognized compensation expense accelerated concurrently with the spinoff, Talen Energy does not expect to recognize future compensation costs for equity awards from PPL stock incentive programs held by Talen Energy Supply employees. See Note 8 for additional information on stock-based compensation.

In addition, during 2015, Talen Energy incurred $12 million of restructuring costs related to the spinoff transaction which are recorded in "Operation and maintenance" on the Statements of Income.

Prior to completion of the spinoff, Talen Energy Supply's financial statements included certain transactions with affiliates of PPL, which were disclosed as related party transactions. After June 1, 2015, all transactions with PPL or its affiliates are no longer related party transactions. See Note 12 for additional information on related party transactions.

Following the spinoff, certain services, including information technology, financial and accounting, human resource and other specified services are provided by PPL on a transition basis pursuant to the TSA. The TSA with PPL is for a period of up to two years from the date of the spinoff. For 2015, the costs incurred for these services were $23 million. See Note 12 for information on the TSA with Topaz Power Management, LP.

In connection with the FERC approval of the combination of Talen Energy Supply with RJS Power, PPL, Talen Energy and RJS Power agreed that within twelve months following the closing of the transaction, Talen Energy would enter into an agreement to divest between 1,300 MW and 1,400 MW of assets in one of two groups of assets (both of which include the Sapphire facilities within PJM and the first of which also included the Holtwood, Lake Wallenpaupack and C.P. Crane facilities and the other of which includes the Ironwood facility) and to limit PJM energy market offers from assets it would retain in the other group to cost-based offers. In September 2015, Talen Energy requested that the FERC approve a third option for complying with the mitigation requirement that consists of divesting the Holtwood, Lake Wallenpaupack, C.P. Crane and Ironwood facilities, and will have the ability to retain the Sapphire facilities located in PJM, provided PJM energy market offers from such retained assets are limited to cost-based offers. In October 2015, Talen Energy entered into agreements to sell the Holtwood, Lake Wallenpaupack, Ironwood and C.P. Crane facilities. In November 2015, the FERC accepted the alternative plan on the terms requested. See Note 6 for information on the sales.

Basis of Presentation

Talen Energy Corporation's obligation to report under the Securities and Exchange Act of 1934, as amended, commenced on May 1, 2015, the date Talen Energy Corporation's Registration Statement on Form S-1 relating to the spinoff transaction was declared effective by the SEC. Talen Energy Supply is a separate registrant and is considered the accounting predecessor of Talen Energy Corporation. Therefore, the financial information prior to June 1, 2015 presented in this Annual Report on Form 10-K for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Annual Report on Form 10-K for the 2015 period represents twelve months of legacy Talen Energy Supply information consolidated with seven months of RJS information, while the 2014 and earlier periods represent only legacy Talen Energy Supply information.

The assets and liabilities related to the Holtwood, Lake Wallenpaupack, C.P. Crane and Ironwood facilities have been classified as "Assets held for sale" and "Liabilities held for sale" at December 31, 2015 but their operating results have not been reclassified to "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income in accordance with the new accounting guidance on reporting discontinued operations. See Note 6 for additional information on these announced divestitures and "New Accounting Guidance Adopted - Reporting of Discontinued Operations" below for additional information on this new accounting guidance.

"Income (Loss) from Discontinued Operations (net of income taxes)" on the 2014 and 2013 Statements of Income represents the operating results of Talen Montana's hydroelectric generating facilities sold in the fourth quarter of 2014.  The Statements of Cash Flows do not separately report the cash flows of discontinued operations. See Note 6 for additional information.

As described above, as part of the FERC approval of the combination with RJS Power as part of the spinoff transaction, certain assets were required to be disposed of under a mitigation plan. Under GAAP, assets acquired through a business combination that are immediately classified as held for sale should be classified as a discontinued operation from the date of acquisition. The Sapphire portfolio was included in both of the original divestiture packages approved by the FERC when approving the combination with RJS Power. Therefore, the Sapphire portfolio met the criteria for classification as assets and liabilities held for sale on the balance sheet and as discontinued operations on the statement of income upon acquisition. In November 2015, when the FERC approved the third mitigation package excluding the Sapphire portfolio as discussed above, the assets and liabilities and operating results were reclassified to held and used and to continuing operations as the sale of the Sapphire portfolio was no longer probable and therefore, no longer met the held for sale criteria. When this reclassification occurred, an impairment charge was recorded based on the then current estimated fair values of the facilities. See Notes 14 and 16 for additional information on the impairment charges for the Sapphire plants.

The financial statements of Talen Energy include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest. Entities for which a controlling financial interest is not demonstrated through voting interests are evaluated based on accounting guidance for VIEs. Talen Energy consolidates a VIE when they are determined to have a controlling interest in the VIE, and thus are the primary beneficiary of the entity. Talen Energy is not the primary beneficiary in any material VIEs. Investments in entities in which a company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method. All other investments are carried at cost or fair value. All significant intercompany transactions have been eliminated. Any noncontrolling interests are reflected in the financial statements.

The financial statements of Talen Energy include their share of any undivided interests in jointly owned facilities, as well as their share of the related operating costs of those facilities. See Note 10 for additional information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Accruals

Potential losses are accrued when (1) information is available that indicates it is "probable" that a loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur." Talen Energy continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events. Loss accruals for environmental remediation are discounted when appropriate.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to current period's presentation, including the change in presentation discussed below. The reclassifications did not affect operating income, net income or equity.

In these financial statements, revenue and expense from derivatives is recorded based on Talen Energy's economic hedging strategy. For example, all purchases and sales associated with economic hedging of the sale of energy using contracts accounted for as derivatives are recorded within "Operating Revenues" and all purchases and sales associated with economic hedging of the procurement of fuel or purchasing energy using contracts accounted for as derivatives are recorded as "Operating Expenses" on the Statements of Income. Prior to 2015, Talen Energy classified all non-trading commodity hedge transactions as revenue or expense based upon whether each specific transaction was a sale or purchase, which in certain instances, created losses within revenue and gains within expense. As a result of this change in presentation, there was an equal and offsetting increase of $845 million in 2014 and a decrease of $19 million in 2013 primarily in "Wholesale energy" and "Energy purchases" on the Statements of Income.

Earnings Per Share for Talen Energy Corporation

See Note 3 for information on the calculation of EPS.

Price Risk Management

Energy and energy-related contracts are used to hedge the variability of expected cash flows associated with the competitive generating units and marketing activities, as well as for trading purposes. Interest rate contracts may be utilized to hedge exposures to changes in the fair value of debt instruments and to hedge exposures to variability in expected cash flows associated with existing floating-rate debt instruments or forecasted fixed-rate issuances of debt. Similar derivatives may receive different accounting treatment, depending on management's intended use and documentation.

Certain energy and energy-related contracts meet the definition of a derivative, while others do not meet the definition of a derivative because they lack a notional amount or a net settlement provision. In cases where there is no net settlement provision, markets are periodically assessed to determine whether market mechanisms have evolved that would facilitate net settlement. Certain derivative energy contracts have been excluded from the requirements of derivative accounting treatment because NPNS has been elected. These contracts are accounted for using accrual accounting. All other contracts that have been classified as derivative contracts are reflected on the balance sheets at fair value. These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets. The portion of derivative positions that settle within a year are included in "Current Assets" and "Current Liabilities," while the portion of derivative positions that settle beyond a year are recorded in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities." Talen Energy considers intra-month transactions to be spot activity, which is not accounted for as a derivative.

Energy and energy-related contracts are assigned a strategy and accounting classification. Processes exist that allow for subsequent review and validation of the contract information. See Note 15 for more information. The accounting department provides the traders and the risk management department with guidelines on appropriate accounting classifications for various contract types and strategies. Some examples of these guidelines include, but are not limited to:

•
Physical coal, limestone, lime, uranium, electric transmission, gas transportation, gas storage and renewable energy credit contracts not traded on an exchange are not derivatives due to the lack of net settlement provisions.

•	Only contracts where physical delivery is deemed probable throughout the entire term of the contract can qualify for NPNS.

•	Derivative transactions that do not qualify for NPNS, or for which NPNS treatment is not elected, are recorded at fair value through earnings.

A similar process is also followed by the treasury department as it relates to interest rate derivatives. Examples of accounting guidelines provided to the treasury department staff include, but are not limited to:

•	Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges, to the extent the forecasted debt issuances remain probable of occurring.

•	Transactions entered into to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.

Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing activities on the Statements of Cash Flows, depending on the classification of the hedged items.

Talen Energy has elected not to offset net derivative positions against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

Talen Energy reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in "Wholesale energy" on the Statements of Income.

See Notes 14 and 15 for additional information on derivatives.

Revenue Recognition

Operating revenues from the sale of energy, capacity and ancillary services are recognized when the product or service is delivered to a customer or contractually earned, unless they meet the definition of and are accounted for as derivatives. See "Accounting and Reporting" in Note 15 for additional information on the accounting for derivatives.

Operating revenues are recorded based on energy deliveries through the end of the calendar month. Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all being read at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh. Unbilled wholesale energy revenues are recorded at month-end to reflect estimated amounts until actual dollars and MWhs are confirmed and invoiced. Immaterial differences between estimated and actual revenues are adjusted the following month.

"Energy-related businesses" revenue primarily includes revenue from Talen Energy's mechanical contracting and engineering subsidiaries. These subsidiaries record revenue from construction contracts on the percentage-of-completion method of accounting, measured by the actual cost incurred to date as a percentage of the estimated total cost for each contract.

Accordingly, costs and estimated earnings in excess of billings on uncompleted contracts are recorded within "Unbilled revenues" on the Balance Sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are recorded within "Other current liabilities" on the Balance Sheets. The amount of costs and estimated earnings in excess of billings was $18 million and $20 million at December 31, 2015 and 2014, and the amount of billings in excess of costs and estimated earnings was $44 million and $41 million at December 31, 2015 and 2014.

During 2015, Talen Energy recorded a $7 million decrease to "Retail energy" revenues on the Statements of Income. Prior to the spinoff, Talen Energy billed and collected amounts from a third party that had a transmission operating agreement with Talen Energy's former affiliate, PPL Electric. Such amounts should have been recognized as an affiliate payable, but were inadvertently recorded as revenue. The $4 million after-tax impact ($0.04 per share for Talen Energy Corporation) of correcting this overstatement of "Retail energy" revenues decreased "Income (Loss) from Continuing Operations after Income Taxes" and "Net Income (Loss)" on the 2015 Statement on Income. The impact of the overstatement was not material to the previously-issued financial statements and the correction was not material to the full year results for 2015.

During 2014, Talen Energy recorded a $17 million increase to "Energy-related businesses" revenues and "Income (Loss) from Continuing Operations before Income Taxes" on the 2014 Statement of Income related to the timing of revenue recognition for a mechanical contracting and engineering subsidiary in prior periods. The $10 million after-tax impact ($0.13 per share for Talen Energy Corporation) of correcting this error increased "Income (Loss) from Continuing Operations after Income Taxes" and "Net Income (Loss)" in 2014. The impact of the error was not material to the previously-issued financial statements and the correction was not material to the full year results for 2014.

Accounts Receivable

Accounts receivable are reported on the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition.

Accounts receivable collectability is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs, the age of the receivable, counterparty creditworthiness and economic conditions. Specific events, such as bankruptcies, are also considered. Adjustments to the allowance for doubtful accounts are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends.

Accounts receivable are written off in the period in which the receivable is deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when it is known they will be received.

The changes in the allowance for doubtful accounts were:

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (a)		Balance at End of Period
2015	$2	$—	$—	$1		$1
2014	21	—	—	19	(b)	2
2013	23	1	—	3		21

(a)	Primarily related to uncollectible accounts written off.

(b)
In 2011, a wholesale customer filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code. In 2014, Talen Energy Marketing received an insignificant amount of cash, settling the outstanding administrative claim and therefore, the related reserve balance was offset against the accounts receivable balance.

Cash

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash and Cash Equivalents

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents. The change in restricted cash and cash equivalents is reported as an investing activity on the Statements of Cash Flows. On the Balance Sheets, the current portion of restricted cash and cash equivalents is shown as "Restricted cash and cash equivalents" while the noncurrent portion is included in "Other noncurrent assets."

At December 31, the balances of restricted cash and cash equivalents included the following.

	2015	2014
Margin deposits posted to counterparties	$91	$175
Ironwood debt service reserves	15	17
Other	—	1
	$106	$193

Fair Value Measurements

Talen Energy values certain financial and nonfinancial assets and liabilities at fair value. Generally, the most significant fair value measurements relate to price risk management assets and liabilities, investments in securities including investments in the NDT funds and defined benefit plans, and cash and cash equivalents. Talen Energy uses, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.

These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

Talen Energy classifies fair value measurements within one of three levels in the fair value hierarchy. The level assigned to a fair value measurement is based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for substantially the full term of the asset or liability.

Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

Assessing the significance of a particular input requires judgment that considers factors specific to the asset or liability. As such, Talen Energy's assessment of the significance of a particular input may affect how the assets and liabilities are classified within the fair value hierarchy.

Investments

Generally, the original maturity date of an investment and management's intent and ability to sell an investment prior to its original maturity determine the classification of investments as either short-term or long-term. Investments that would otherwise be classified as short-term, but are restricted as to withdrawal or use for other than current operations or are clearly designated for expenditure in the acquisition or construction of noncurrent assets or for the liquidation of long-term debts, are classified as long-term.

Short-term Investments

Short-term investments generally include certain deposits as well as securities that are considered highly liquid or provide for periodic reset of interest rates. Investments with original maturities greater than three months and equal to or less than a year, as well as investments with original maturities of greater than a year that management has the ability and intent to sell within a year, are included in "Other current assets" on the Balance Sheets.

Investments in Debt and Equity Securities

Investments in debt securities are classified as held-to-maturity and measured at amortized cost when there is an intent and ability to hold the securities to maturity. Debt and equity securities held principally to capitalize on fluctuations in their value with the intention of selling them in the near-term are classified as trading. All other investments in debt and equity securities are classified as available-for-sale. Both trading and available-for-sale securities are carried at fair value. The specific identification method is used to calculate realized gains and losses on debt and equity securities. Any unrealized gains and losses on trading securities are included in earnings.

The criteria for determining whether a decline in fair value of a debt security is other than temporary and whether the other-than-temporary impairment is recognized in earnings or reported in OCI require that when a debt security is in an unrealized loss position and:

•	there is an intent or a requirement to sell the security before recovery, the other-than-temporary impairment is recognized currently in earnings; or

•
there is no intent or requirement to sell the security before recovery, the portion of the other-than-temporary impairment that is considered a credit loss, if any, is recognized currently in earnings and the remainder of the other-than-temporary impairment is reported in OCI, net of tax.

Unrealized gains and losses on available-for-sale equity securities are reported, net of tax, in OCI. When an equity security's decline in fair value below cost is determined to be an other-than-temporary impairment, the unrealized loss is recognized currently in earnings. See Notes 14 and 19 for additional information on investments in debt and equity securities.

Long-Lived and Intangible Assets

Property, Plant and Equipment

PP&E is recorded at original cost, unless impaired. PP&E acquired in business combinations is recorded at fair value at the time of acquisition, which establishes its original cost. If impaired, the asset is written down to fair value at that time, which becomes the new cost basis of the asset. Original cost for constructed assets includes material, labor, contractor costs, certain overheads and financing costs, where applicable. The cost of repairs and minor replacements are charged to expense as incurred. Costs associated with planned major maintenance projects are recorded in the period in which the costs are incurred. No costs associated with planned major maintenance projects are accrued in advance of the period in which the work is performed.

Nuclear fuel-related costs, including fuel, conversion, enrichment, fabrication and assemblies, are capitalized as PP&E. Such costs are amortized as the fuel is spent using the units-of-production method and included in "Fuel" on the Statements of Income.

Talen Energy capitalizes interest costs as part of construction costs. Capitalized interest was as follows for the years ended December 31.

2015	2014	2013
$20	$23	$37

Depreciation

Depreciation is recorded over the estimated useful lives of property using primarily the straight-line, composite and group methods. When a component of PP&E that was depreciated under the composite or group method is retired, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit that was depreciated under the composite or group method is retired or sold, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income.

The weighted-average rates of depreciation were 3.18% and 3.28% at December 31, 2015 and 2014.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net assets acquired in a business combination.

Other acquired intangible assets are initially measured based on their fair value. Intangibles that have finite useful lives are amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. Costs incurred to obtain an initial license and renew or extend terms of licenses are capitalized as intangible assets.

When determining the useful life of an intangible asset, including intangible assets that are renewed or extended, Talen Energy and its subsidiaries consider the expected use of the asset; the expected useful life of other assets to which the useful life of the intangible asset may relate; legal, regulatory, or contractual provisions that may limit the useful life; the company's historical experience as evidence of its ability to support renewal or extension; the effects of obsolescence, demand, competition, and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

Talen Energy accounts for emission allowances and RGGI emission credits (RGGI credits) as intangible assets. Talen Energy is allocated emission allowances by states based on its generation facilities' historical emissions experience, and has purchased emission allowances generally or RGGI credits when it is expected that additional allowances or RGGI credits will be needed. The carrying value of allocated emission allowances is initially recorded at zero value and purchased allowances and RGGI emissions credits are initially recorded based on their purchase price. When consumed or sold, emission allowances and RGGI credits are removed from the Balance Sheet at their weighted-average carrying value. Since the economic benefits of emission allowances and RGGI credits are not diminished until they are consumed, emission allowances and RGGI credits are not amortized; rather, they are expensed when consumed or a gain or loss is recognized when sold. Such expense is included in "Fuel" on the Statements of Income. Gains and losses on the sale of emission allowances and RGGI credits are included in "Operation and maintenance" on the Statements of Income.

Asset Impairment (Excluding Investments)

Talen Energy reviews long-lived assets that are subject to depreciation or amortization, including finite-lived intangibles, for impairment when events or changes in circumstances indicate carrying amounts may not be recoverable.

A long-lived asset classified as held and used is impaired when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impaired, the asset's carrying value is written down to its fair value. See Notes 14 and 16 for a discussion of an impairment of an asset classified as held and used.

A long-lived asset classified as held for sale is impaired when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell. If impaired, the asset's (disposal group's) carrying value is written down to its fair value less cost to sell. See Notes 14 and 16 for a discussion of impairments of an asset group initially classified as held for sale at acquisition and subsequently reclassified as held and used.

Talen Energy reviews goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value. Additionally, goodwill must be tested for impairment in circumstances when a portion of goodwill has been allocated to a business to be disposed. Talen Energy's reporting units are at the operating segment level.

Talen Energy may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test. If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary. However, the quantitative impairment test is required if management concludes it is more likely than not that the fair value of a reporting unit is less than the carrying amount based on the step zero assessment.

If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, the implied fair value of goodwill must be calculated in the same manner as goodwill in a business combination. The fair value of a reporting unit is allocated to all assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, goodwill is written down to its implied fair value.

See Note 16 for information on a goodwill impairment recorded in the third quarter of 2015, which fully impaired Talen Energy's previously recognized goodwill.

Asset Retirement Obligations

Talen Energy records liabilities to reflect various legal obligations associated with the retirement of long-lived assets. Initially, this obligation is measured at fair value and offset with an increase in the value of the capitalized asset, which is depreciated over the asset's useful life. Until the obligation is settled, the liability is increased through the recognition of accretion expense classified within "Operation and maintenance" on the Statements of Income to reflect changes in the obligation due to the passage of time.

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO. Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset. See Note 18 for additional information on AROs.

Compensation and Benefits

Defined Benefits

Talen Energy Supply and certain of its subsidiaries sponsor or participate in, as applicable, various qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans. Prior to the June 1, 2015 spinoff, Talen Energy participated in plans sponsored by PPL. An asset or liability is recorded with an offsetting entry to AOCI to recognize the funded status of all defined benefit plans sponsored by Talen Energy Supply and its subsidiaries. Consequently, the funded status of all sponsored defined benefit plans is fully recognized on the Balance Sheets.

The expected return on plan assets is determined based on a market-related value of plan assets, which is calculated by rolling forward the prior year market-related value with contributions, disbursements and long-term expected return on investments. One-fifth of the difference between the actual value and the expected value is added (or subtracted if negative) to the expected value to determine the new market-related value.

Talen Energy uses an accelerated amortization method for the recognition of gains and losses for its defined benefit pension plans. Under the accelerated method, actuarial gains and losses in excess of 30% of the plan's projected benefit obligation are amortized on a straight-line basis over one-half of the expected average remaining service of active plan participants. Actuarial gains and losses in excess of 10% of the greater of the plan's projected benefit obligation or the market-related value of plan assets and less than 30% of the plan's projected benefit obligation are amortized on a straight-line basis over the expected average remaining service period of active plan participants.

See Note 9 for additional information about the plans and the accounting for defined benefits, including a discussion of the newly created pension and other postretirement benefit plans sponsored by Talen Energy Supply that replaced Talen Energy Supply's participation in similar PPL plans effective with the June 1, 2015 spinoff.

Stock-Based Compensation

Talen Energy Corporation has stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors. Prior to the June 1, 2015 spinoff Talen Energy Supply participated in plans sponsored by PPL. Talen Energy recognizes compensation expense for stock-based awards based on the fair value method. Stock options that vest in installments are valued as a single award. Talen Energy Corporation grants stock options with an exercise price that is not less than the fair value of Talen Energy Corporation's common stock on the date of grant. All awards are recorded as equity or a liability on the Balance Sheets. Stock-based compensation is primarily included in "Operation and maintenance" on the Statements of Income. Stock-based compensation expense for periods prior to the June 1, 2015 spinoff also includes an allocation of PPL Services' expense. See Note 8 for additional information on stock-based compensation.

Taxes

Income Taxes

Talen Energy Corporation and its subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing Talen Energy's provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and valuation allowances that may be required to offset deferred tax assets.

In order to determine the amount of benefit to be recognized in relation to an uncertain tax position, Talen Energy uses a two-step process to evaluate tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in future periods.

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes, as well as the tax effects of net operating loss carryforwards and tax credit carryforwards.

Talen Energy records valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. Talen Energy considers the ability to carryback attributes, the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in initially recording and subsequently reevaluating the need for valuation allowances. If Talen Energy determines that it is able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made. Likewise, if Talen Energy determines that it is not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made.

Talen Energy defers investment tax credits when the credits are utilized and amortizes the deferred amounts over the average lives of the related assets.

Talen Energy classifies interest and penalties from tax uncertainties in "Income Taxes" on its Statements of Income.

Talen Energy records the receipt of grants related to assets as a reduction to the book basis of the property and the related deferred income taxes as an immediate reduction to income tax expense.

The income tax provision for Talen Energy Supply is calculated in accordance with an intercompany tax sharing agreement which provides that taxable income be calculated as if Talen Energy Supply and any subsidiaries each filed a separate consolidated return. Tax benefits are not shared between companies. The entity that generates a tax benefit is the entity that is entitled to the tax benefit. The effect of Talen Energy Corporation filing a consolidated tax return is taken into account in the settlement of current taxes and the recognition of deferred taxes.

Prior to the spinoff, the income tax provision for Talen Energy Supply was calculated in accordance with an intercompany tax sharing agreement with PPL, which provided that taxable income be calculated as if Talen Energy Supply, and any of PPL's domestic subsidiaries, each filed a separate consolidated return. Tax benefits were not shared between companies. The entity that generated a tax benefit was the entity that was entitled to the tax benefit. At December 31, 2014 Talen Energy Supply had a $105 million intercompany tax receivable with PPL recorded under the tax sharing agreement, which was settled prior to the spinoff from PPL.

Taxes, Other Than Income

Talen Energy presents sales taxes in "Other current liabilities." These taxes are not reflected on the Statements of Income. See Note 4 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Other

Leases

Talen Energy evaluates whether arrangements entered into contain leases for accounting purposes. See Note 7 for a discussion of arrangements under which Talen Energy is a lessee for accounting purposes.

Fuel, Materials and Supplies

Fuel, materials and supplies are valued at the lower of cost or market using the average cost method. Generally, cost is reduced to market if the value of inventory has declined and it is probable that the utility of inventory in the ordinary course of business will not be recovered through revenue earned. Fuel costs for electric generation are charged to expense as used. Materials and supplies are charged to "Operation and maintenance" on the Statements of Income as they are used for repairs and maintenance or capitalized to PP&E as they are used for capital projects.

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31.

	2015	2014
Fuel	$257	$250
Materials and supplies	251	205
Total	$508	$455

Guarantees

Generally, the initial measurement of a guarantee liability is the fair value of the guarantee at its inception. However, there are certain guarantees excluded from the scope of accounting guidance and other guarantees that are not subject to the initial recognition and measurement provisions of accounting guidance that only require disclosure. See Note 11 for further discussion of recorded and unrecorded guarantees.

New Accounting Guidance Adopted

Reporting of Discontinued Operations

Effective January 1, 2015, Talen Energy prospectively adopted accounting guidance that changes the criteria for determining what should be classified as a discontinued operation and the related presentation and disclosure requirements. A discontinued operation may include a component of an entity or a group of components of an entity, or a business activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (1) the components of an entity or a group of components of an entity meets the criteria to be classified as held for sale, (2) the component of an entity or a group of components of an entity is disposed of by sale, or (3) the component of an entity or a group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). In addition, the guidance provides that upon acquisition, if a business or activity meets the held for sale criteria, it is then also to be classified as a discontinued operation.

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

The guidance applies to open measurement periods as of the adoption date and therefore applies to any measurement period adjustment made for the acquisitions of RJS Power and MACH Gen. See Note 6 for additional information.

Balance Sheet Classification of Deferred Taxes

Effective December 31, 2015, Talen Energy prospectively adopted accounting guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet. The prior period amounts were not retrospectively adjusted. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the guidance.

2. Segment and Related Information

Prior to the spinoff transaction, Talen Energy operated within a single reportable segment. Immediately following the spinoff, Talen Energy determined that it operated in two reportable segments: East and West, primarily based on geographic location and energy market characteristics. After the completion of the MACH Gen acquisition in November 2015, management reevaluated its segment composition.

At December 31, 2015, Talen Energy continues to operate in two reportable segments, however with a different composition than prior to the November 2015 MACH Gen acquisition, primarily based on geographic location. The East segment now primarily includes the generating, marketing and trading activities in PJM, NYISO and ISO-NE. The West segment includes the generating, marketing and trading activities in ERCOT and WECC, including the coal-fired facility, Colstrip, in Montana, which was included in the East segment prior to the segment reevaluation.

Segment information for prior periods has been revised to reflect the current period presentation as the composition of the segments and the measurement of segment performance has changed. Previously, net income was used as the measure of segment performance. Beginning in June 2015, operating income, as well as the non-GAAP measures, Adjusted EBITDA and Margins, is used as a measure of segment performance.

"Other" primarily includes wages, benefits, services, certain insurance, rent, financing costs incurred primarily at Talen Energy, which have not been allocated or assigned to the segments and inter-company eliminations, and is presented to reconcile segment information to consolidated results.

Financial data for the segments and reconciliation to consolidated results for the years ended December 31 are:

	East	West	Other	Total
2015
Revenues from external customers by product
Energy	$3,653	$284	$—	$3,937
Energy-related business	544	—	—	544
Total Revenues	$4,197	$284	$—	$4,481

Operating income (loss) (a)	$198	$2	$(239)	$(39)
Depreciation	327	26	3	356
Amortization (b)	200	1	21	222
Unrealized (gains) losses on derivatives and other hedging activities (c)	(143)	24	—	(119)
Impairments (d)	657	—	—	657
Expenditures for long-lived assets (e)	387	39	38	464
Total assets (f)	11,430	1,231	165	12,826

2014
Revenues from external customers by product
Energy	$3,771	$209	$—	$3,980
Energy-related business	601	—	—	601
Total Revenues	$4,372	$209	$—	$4,581

Operating income (loss)	$558	$71	$(232)	$397
Depreciation	296	1	—	297
Amortization (b)	154	—	9	163
Unrealized (gains) losses on derivatives and other hedging activities (c)	35	(31)	—	4
Expenditures for long-lived assets	400	31	—	431
Total assets (f)	10,308	160	292	10,760

2013
Revenues from external customers by product
Energy	$3,791	$177	$—	$3,968
Energy-related business	527	—	—	527
Total Revenues	$4,318	$177	$—	$4,495

Operating income (loss) (a)	$652	$(750)	$(195)	$(293)
Depreciation	288	11	—	299
Amortization (b)	149	—	7	156
Unrealized (gains) losses on derivatives and other hedging activities (c)	163	8	—	171
Impairments (d)	—	65	—	65
Expenditures for long-lived assets	537	31	—	568

(a)
In 2015, the East segment includes impairment charges of $657 million related to goodwill and other asset impairments. See Notes 14 and 16 for additional information. In 2013, the West segment includes a charge of $697 million for the termination of the lease of the Colstrip plant and a $65 million impairment charge related to the Corette plant. See Notes 6 and 14 for additional information.

(b)	Represents non-cash items that include the amortization of nuclear fuel, debt discounts and premiums, debt issuance costs, emission allowances and RECs.

(c)	See Note 15 for additional information.

(d)	See Notes 14 and 16 for additional information.

(e)	Does not include expenditures for business acquisitions.

(f)	Other primarily consists of unallocated items, including cash and PP&E.

3.  Earnings (Loss) Per Share for Talen Energy Corporation

On June 1, 2015, the spinoff date, Talen Energy Corporation issued 128,499,023 shares of common stock, including 83,524,365 shares issued to PPL's shareholder's and 44,974,658 shares issued in a private placement to the Riverstone Holders. To calculate basic and diluted EPS for periods presented prior to June 1, 2015, Talen Energy Corporation used the shares issued to PPL's shareholders on the date of the spinoff as Talen Energy Corporation was a wholly owned subsidiary of PPL and no shares were outstanding prior to that date. The calculation of basic and diluted earnings per share for 2015 utilized the weighted-average shares outstanding during the year assuming the shares issued to PPL's shareholders were outstanding during the entire year and reflects the impact of the private placement of shares to the Riverstone Holders on the spinoff date. For 2014 and 2013, weighted average shares outstanding assumed the shares issued to PPL's shareholders at the spinoff date in 2015 were outstanding during those entire years.

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

Reconciliations of the amounts of income and shares of Talen Energy Corporation common stock (in thousands) for the years ended December 31 used in the EPS calculation are:

	2015	2014	2013

Income (Numerator)
Attributable to Talen Energy Corporation Stockholders
Income (Loss) from continuing operations after income taxes	$(341)	$187	$(262)
Income (Loss) from discontinued operations (net of income taxes)	—	223	32
Net Income (Loss)	$(341)	$410	$(230)
Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	109,898	83,524	83,524
Weighted-average shares - Diluted EPS	109,898	83,524	83,524

Share-based payment awards of 731 thousand were excluded from weighted-average shares in the computation of diluted EPS for 2015 because the effect would have been antidilutive.

4.  Income and Other Taxes

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income (Loss) from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2015	2014	2013
Income Tax Expense (Benefit)
Current - Federal	$43	$28	$118
Current - State	—	13	16
Total Current Expense	43	41	134
Deferred - Federal	(22)	66	(263)
Deferred - State	(37)	11	(27)
Total Deferred Expense (Benefit)	(59)	77	(290)
Investment tax credit, net - federal	(11)	(2)	(3)
Total income taxes (benefits) from continuing operations (a)	$(27)	$116	$(159)
Total income tax expense (benefit) - Federal	$10	$92	$(148)
Total income tax expense (benefit) - State	(37)	24	(11)
Total income taxes (benefits) from continuing operations (a)	$(27)	$116	$(159)

(a)
Excludes current and deferred federal and state tax expense recorded to Discontinued Operations of $109 million and $17 million in 2014 and 2013. Also excludes federal and state tax expense (benefit) recorded to OCI of $(1) million, $(56) million and $47 million in 2015, 2014 and 2013.

	2015	2014	2013
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$(129)	$106	$(147)
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	(3)	17	(24)
Federal and state tax reserve adjustments (a)	(12)	—	—
Federal income tax credits (b)	(9)	—	(8)
State deferred tax rate change, net of federal benefit (c)	(17)	(1)	15
Federal and state income tax return adjustments	(7)	—	—
Goodwill Impairment (d)	144	—	—
Other	6	(6)	5
Total increase (decrease)	102	10	(12)
Total income taxes	$(27)	$116	$(159)
Effective income tax rate	7.4%	38.3%	37.9%

(a)
In 2015, open audits for the tax years 2008-2011 were settled by PPL with the IRS resulting in a tax benefit of $12 million for Talen Energy's portion of the settlement of previously unrecognized tax benefits.

(b)
During 2015, Talen Energy recorded a benefit primarily related to the recognition of previously unamortized tax credits as a result of the sale of Talen Renewable Energy in November 2015. During 2013, Talen Energy recorded deferred tax benefits related to investment tax credits on progress expenditures for the Holtwood hydroelectric plant expansion. See Note 6 for additional information.

(c)
During 2015, 2014 and 2013, Talen Energy recorded adjustments related to its December 31 state deferred tax liabilities as a result of annual changes in state apportionment and the impact on the future estimated state income tax rate.

(d)	A significant portion of the impairment was related to non-deductible goodwill. See Note 16 for additional information on the goodwill impairment.

	2015	2014	2013
Taxes, other than income
State gross receipts	$41	$45	$37
State capital stock	1	1	1
Property and other	23	11	15
Total	$65	$57	$53

At December 31, significant components of Talen Energy's deferred income tax assets and liabilities were as follows

	2015	2014
Deferred Tax Assets
Deferred investment tax credits	$6	$11
Accrued pension costs	121	98
Federal net operating loss carryforwards	110	22
Federal tax credit carryforwards	—	13
State net operating loss carryforwards	19	79
Other	105	79
Valuation allowances	(10)	(78)
Total deferred tax assets	351	224

Deferred Tax Liabilities
Plant - net	1,874	1,374
Unrealized gain on qualifying derivatives	53	28
Other	10	42
Total deferred tax liabilities	1,937	1,444
Net deferred tax liability	$1,586	$1,220

At December 31, Talen Energy had the following federal and state net operating loss carryforwards.

	2015	Expiration
Loss carryforwards
Federal net operating losses (a) (b)	$314	2028-2034
State net operating losses (a) (b)	274	2016-2035

(a) The federal and state net operating loss carryforwards presented above are net of unrecognized tax benefits recorded for deferred tax assets.
(b) A portion of the net operating loss carryforwards consist of tax losses obtained as a result of the acquisition of MACH Gen. The utilization of these carryforwards are subject to annual limitations imposed by Section 382 of the Internal Revenue Code, which limits a company’s ability to deduct prior net operating losses following a more than 50 percent change in ownership. The Section 382 limitation is not expected to prevent Talen Energy from utilizing its federal loss carryforwards in future years. State net operating loss carryforwards are also dependent upon state taxable income or loss, the state’s proportion of taxable net income and the application of state laws, which can change from year to year and impact the amount of such carryforward utilization.

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts (a)	Reductions	Balance at End of Period
2015	$78	$—	$(68)	$—	$10
2014	78	—	—	—	78
2013	74	4	—	—	78

(a)
2015 decreased by $78 million for valuation allowances against deferred tax assets retained by PPL upon spinoff and increased by $10 million for valuation allowances established against deferred tax assets acquired in the MACH Gen acquisition in November 2015.

Unrecognized Tax Benefits

Changes to unrecognized tax benefits were as follows:

	2015	2014
Beginning of period	$15	$15
Increases based on tax positions of prior years (a)	31	—
Decreases relating to settlements with taxing authorities (b)	(15)	—
End of period	$31	$15

(a)	Increased unrecognized tax benefits were established to offset the deferred tax asset related to net operating loss carryforwards as a result of the MACH Gen acquisition in November 2015.

(b)	Decreased as a result of IRS audit settlements for tax years 1998-2011 during the year ended December 31, 2015.

A change in unrecognized tax benefits is not expected to occur in the next twelve months.

At December 31, 2015 and 2014 the total unrecognized tax benefits and related indirect effects that, if recognized, would impact the effective tax rate were $30 million and $14 million.

At December 31, 2014 a receivable balance of $16 million was recorded for interest related to tax positions, which was settled in connection with the 1998-2011 IRS settlement, prior to the spinoff from PPL.

The following interest expense (benefit) was recognized in income taxes for the years ended December 31.

2015	2014	2013
$—	$(1)	$5

The federal and state income tax provisions for Talen Energy are calculated in accordance with an intercompany tax sharing agreement which provides that taxable income be calculated as if each subsidiary filed a separate return. Talen Energy or its subsidiaries indirectly or directly file tax returns primarily in two tax jurisdictions. With few exceptions, at December 31, 2015, the tax years in these jurisdictions that remain subject to examination are:

U.S. (federal)	2009 - present
Pennsylvania (state)	2012 - present

5.  Financing Activities

Credit Arrangements and Short-term Debt

Talen Energy maintains credit arrangements to enhance liquidity and provide credit support. For reporting purposes, on a consolidated basis, the credit arrangements of Talen Energy Supply and its subsidiaries also apply to Talen Energy Corporation.

Revolving Credit Facilities

The following secured revolving credit facilities were in place at December 31, 2015:

	Expiration Date	Capacity	Borrowed (c)	Letters of Credit Issued	Unused Capacity
Talen Energy Supply RCF (a)	June 2020	$1,850	$500	$163	$1,187
New MACH Gen RCF (b)	July 2021	160	108	31	21
Total Credit Facilities		$2,010	$608	$194	$1,208

(a)
The facility is syndicated and provides capacity available for short-term borrowings and up to $925 million of letters of credit. The facility requires Talen Energy Supply to maintain a senior secured net debt to adjusted EBITDA ratio (as defined in the agreement) of less than or equal to 4.50 to 1.00 as of the last day of any fiscal quarter. Talen Energy Supply pays customary fees on the facility and borrowings bear interest at its option at either a defined base rate or LIBOR-based rates, in each case plus an applicable margin. The weighted average interest rate on outstanding borrowings at December 31, 2015 was 2.67%.

(b)
The facility provides capacity available for short-term borrowings and up to $120 million of letters of credit. New MACH Gen pays customary fees on the facility and borrowings bear interest at 12-month LIBOR, plus an applicable margin. The weighted average interest rate on outstanding borrowings at December 31, 2015 was 5.04%.

(c)	The amounts borrowed are recorded as "Short-term debt" on the Balance Sheet.

The Talen Energy Supply RCF was entered into on June 1, 2015 in connection with the completion of the spinoff transaction and replaced Talen Energy Supply's previously existing unsecured syndicated credit facility. Any outstanding principal amounts under the old facility were repaid prior to the termination of the old facility and outstanding letters of credit were transferred to the Talen Energy Supply RCF. The facility is secured by liens on a majority of Talen Energy Supply's assets and is guaranteed by certain Talen Energy Supply subsidiaries, which guarantees are in turn secured by liens on assets of such subsidiaries with an aggregate carrying value of $7 billion at December 31, 2015. The facility provides the option to raise incremental credit facilities, refinance the loans with debt incurred outside the facility and extend the maturity date of the revolving credit commitments and loans and, if applicable, term loans, subject to certain limitations.

The Talen Energy Supply letter of credit facility and uncommitted credit facilities that existed at December 31, 2014 either expired or matured during the first quarter of 2015. Any previously issued letters of credit under these facilities were either terminated or reissued under the then-outstanding unsecured syndicated credit facility and upon closing of the spinoff were reissued under the Talen Energy Supply RCF described above. During the year ended December 31, 2015, Talen Energy wrote-off $12 million of unamortized fees to "Interest expense" on the Statements of Income as a result of the termination of the prior unsecured syndicated credit facility.

The New MACH Gen RCF is a component of the $642 million First Lien Credit and Guaranty Agreement, which was outstanding when Talen Energy acquired MACH Gen in November 2015. The First Lien Credit and Guaranty Agreement also contains a Term Loan B as described in "Long-term Debt" below. Obligations under the First Lien Credit and Guaranty Agreement are guaranteed by each of New MACH Gen's subsidiaries and are secured by a first priority security interest, subject to possible shared first lien status with certain permitted hedge and power sale agreements, in all of the assets of New MACH Gen and each guarantor, including the equity interests in New MACH Gen and each guarantor, which assets collectively have an aggregate carrying value of approximately $1 billion at December 31, 2015. Talen Energy is not a guarantor or obligor of borrowings under the First Lien Credit and Guaranty Agreement.

Other Facilities

Talen Energy Supply maintains a $500 million agreement expiring June 2017 that provides Talen Energy Supply the ability to request up to $500 million of committed unsecured letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At December 31, 2015, Talen Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

In December 2015, Talen Energy Supply and Talen Energy Marketing entered into the Amended Secured Energy Marketing and Trading Facility Agreement (Amended STF Agreement) to amend the $800 million Secured Energy Marketing and Trading Facility Common Agreement, dated as of November 1, 2010. The Amended STF Agreement increased the facility capacity to $1.3 billion. The facility allows Talen Energy Supply to receive credit to satisfy collateral posting obligations related to Talen Energy's energy marketing and trading activities with counterparties participating in the facility. Prior to the Talen Energy spinoff transactions, Montour, LLC and Brunner Island, LLC had guaranteed certain of Talen Energy Marketing's obligations and had granted mortgage liens on their respective generating facilities to secure such guarantees. Brunner Island and Montour have since been released as parties. Obligations under the Amended STF Agreement are secured by the same collateral that secures the Talen Energy Supply RCF described above. The facility is for a five-year term that is subject to an automatic one-year extension each year until termination under the provisions of the Amended STF Agreement. The initial term expires in December 2020. There were $54 million of secured obligations outstanding under this facility at December 31, 2015.

Long-term Debt

The following long-term debt was outstanding at December 31:

	2015			2014
	Weighted-Average Rate	Maturities
Senior Unsecured Notes	5.41%	2016-2038	$3,713	$2,193
Senior Secured Notes	8.86%	2025	41	45
Term Loan B	6.21%	2022	474	—
Total Long-term Debt Before Adjustments			4,228	2,238

Fair market value adjustments			(23)	(19)
Unamortized premium and (discount), net			(2)	(1)
Total Long-term Debt			4,203	2,218
Less current portion of Long-term Debt, including fair market value adjustment			399	535
Total Long-term Debt, noncurrent			$3,804	$1,683

The aggregate maturities of long-term debt are as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$396	$5	$424	$1,244	$179	$1,980	$4,228

Long-term Debt Activity

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

In October 2015, Talen Energy Supply's $300 million of 5.70% REset Put Securities due 2035 (REPS) were subject to mandatory tender to the remarketing dealer. However, the remarketing dealer and Talen Energy Supply mutually agreed to terminate the remarketing dealer's right to remarket the REPS and, in accordance with the terms of the REPS, Talen Energy Supply repurchased the REPS at par. The total aggregate consideration paid to repurchase the REPS was $434 million, which included $300 million of principal and $134 million of remarketing option value paid to the remarketing dealer. The termination payment to the remarketing dealer was recorded to "Other Income (Expense) - net" on the 2015 Statement of Income and is reflected in "Cash from operating activities" on the 2015 Statement of Cash Flows.

Following the MACH Gen acquisition in November 2015, $475 million of New MACH Gen Term Loan B debt secured under the First Lien Credit and Guaranty Agreement, which is described above, remained outstanding. The Term Loan B provides customary annual amortization paid quarterly and may also be repaid, in whole or in part, beginning in the third quarter of 2016 without any make-whole premium. See "Credit Arrangements and Short-term Debt - Revolving Credit Facilities" above for information regarding guarantees of and security interests with respect to the First Lien Credit and Guaranty Agreement.

In December 2015, Talen Energy Supply announced an "exchange offer" for its 6.5% Senior Unsecured Notes due 2025 that were issued in May 2015. Pursuant to the terms of the notes, Talen Energy Supply offered to exchange all of the outstanding notes for a like principal amount of its 6.5% Senior Notes due 2025 that, have been registered under the Securities Exchange Act of 1933, as amended. In January 2016, the exchange offer was completed with all of the notes exchanged.

In connection with the sale of Talen Ironwood Holdings, LLC, in January 2016, a Talen Ironwood Holdings, LLC subsidiary completed the redemption of $41 million of its 8.857% Senior Secured Notes due 2025 prior to the closing of the sale transaction, which occurred in February 2016. The redemption included the payment of a make whole premium of $14 million, which will be recorded as a component of the expected gain on sale in "Operating Income" on the Statement of Income in 2016. See Note 6 for additional information on the sale of Talen Ironwood Holdings, LLC.

Preferred Stock of Talen Energy Corporation

Talen Energy Corporation is authorized under its Amended and Restated Certificate of Incorporation to issue up to 100 million shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2015.

Legal Separateness

The subsidiaries of Talen Energy Corporation are separate legal entities. Talen Energy Corporation's subsidiaries are not liable for the debts of Talen Energy Corporation. Accordingly, creditors of Talen Energy Corporation may not satisfy their debts from the assets of Talen Energy Corporation's subsidiaries absent a specific contractual undertaking by a subsidiary to pay Talen Energy Corporation's creditors or as required by applicable law or regulation. Similarly, Talen Energy Corporation is not liable for the debts of its subsidiaries, nor are its subsidiaries liable for the debts of one another. Accordingly, creditors of Talen Energy Corporation's subsidiaries may not satisfy their debts from the assets of Talen Energy Corporation or its other subsidiaries absent a specific contractual undertaking by Talen Energy Corporation or its other subsidiaries to pay the creditors or as required by applicable law or regulation.

Similarly, the subsidiaries of Talen Energy Supply are each separate legal entities. These subsidiaries are not liable for the debts of Talen Energy Supply. Accordingly, creditors of Talen Energy Supply may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation. Similarly, Talen Energy Supply is not liable for the debts of its subsidiaries, nor are the subsidiaries liable for the debts of one another. Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of Talen Energy Supply absent a specific contractual undertaking by that parent or other subsidiary to pay such creditors or as required by applicable law or regulation.

As indicated above, certain debt agreements, including, but not limited to, the Talen Energy Supply RCF, the First Lien Credit and Guaranty Agreement and the Amended STF Agreement, include contractual undertakings by certain Talen Energy subsidiaries to guarantee the obligations of other Talen Energy entities arising under those agreements.

Distribution Related Restrictions for Talen Energy Corporation

Certain of Talen Energy's debt agreements include covenants that could effectively restrict the payment of distributions, loans or advances, either directly to Talen Energy Corporation or to Talen Energy Supply or one of its subsidiaries. At December 31, 2015, $3.3 billion of Talen Energy Corporation subsidiaries net assets were restricted for the purposes of transferring funds to Talen Energy Corporation in the form of distributions, loans or advances.

6.  Acquisitions, Development and Divestitures

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

Acquisitions

MACH Gen

On November 2, 2015, Talen Energy completed the acquisition of the membership interests of MACH Gen for $603 million in cash consideration (based on estimated working capital). The final cash purchase price, after post-closing adjustments, was $600 million. The purchase price was funded by a borrowing under the Talen Energy Supply RCF and cash on hand. The Term Loan B and revolving credit facility of New MACH Gen remain outstanding following the completion of the transaction. See Note 5 for additional information. MACH Gen's total generating capacity is 2,344 MW (summer rating).

The MACH Gen acquisition was accounted for as a business combination, with the identifiable tangible and intangible assets and liabilities of MACH Gen, recorded at their estimated fair values on the acquisition date. The acquisition is consistent with management's strategy of business growth, fuel type diversity and replacing the assets being divested as part of the FERC approval of the RJS Power acquisition. The following table summarizes the allocation of the purchase price to the fair values of the major classes of assets and liabilities of MACH Gen.

Current assets (a)	$31
Intangible assets	3
PP&E	1,275
Short-term debt	(103)
Current liabilities	(28)
Long-term debt	(470)
Deferred income taxes	(108)
Total purchase price	$600

(a)	Includes gross contractual amounts of accounts receivable acquired of $9 million, which approximates fair value.

The purchase price allocation is considered by Talen Energy's management to be provisional due to pending finalization of valuations and could change materially in subsequent periods. Any changes to the provisional purchase price allocation during the measurement period that result in material changes to the consolidated financial results will be adjusted prospectively. The measurement period can extend up to a year from the date of acquisition. The items pending finalization include, but are not limited to, the valuation of PP&E, certain other assets and liabilities and deferred income taxes.

Actual operating revenues and net income of MACH Gen, since the November 2, 2015 acquisition, included in Talen Energy's results for the year ended December 31, 2015 were:

Operating Revenues	Net Income (Loss)
$28	$(9)

RJS Power

On June 1, 2015, substantially contemporaneous with the spinoff by PPL to form Talen Energy, RJS Power was contributed by the Riverstone Holders to become a subsidiary of Talen Energy Supply in exchange for 44,974,658 shares of Talen Energy Corporation common stock. See Notes 1 and 3 for additional information on the spinoff and acquisition. In accordance with business combination accounting guidance, Talen Energy treated the combination with RJS Power as an acquisition and Talen Energy Supply is considered the acquirer of RJS Power. Accordingly, Talen Energy applied acquisition accounting to the assets and liabilities of RJS Power whereby the purchase price was allocated to the underlying tangible and intangible assets and liabilities based on their respective fair values as of June 1, 2015, with the remainder allocated to goodwill.

The total consideration for the acquisition was deemed to be $902 million based on the fair value of the Talen Energy Corporation common stock issued for the acquisition using the June 1, 2015 closing "when-issued" market price.

The following table summarizes the allocation of the purchase price to the fair values of the major classes of assets and liabilities of RJS, all of which represent non-cash activity excluded from the Statement of Cash Flows for the year ended December 31, 2015. The purchase price allocation is considered by Talen Energy's management to be final as of December 31, 2015.

Current assets (a)	$168
Assets of discontinued operations (b)	375
PP&E	1,777
Other intangibles	46
Short-term debt	(36)
Current liabilities	(224)
Liabilities of discontinued operations	(5)
Long-term debt	(1,244)
Deferred income taxes	(266)
Other noncurrent liabilities (c)	(82)
Net identifiable assets acquired	509
Goodwill (d)	393
Net assets acquired	$902

(a)	Includes gross contractual amount of the accounts receivable acquired of $41 million, which approximates fair value.

(b)
See Note 14 for information on impairment charges recorded during 2015 related to the Sapphire plants initial classification as assets held for sale and discontinued operations. See Note 1 for additional information on the subsequent reclassification to assets held and used.

(c)	Includes $33 million of "out-of-the-money" coal contracts that will be amortized over the life of the contracts terms as the coal is consumed.

(d)
The allocation above is as of the acquisition date of June 1, 2015. As further discussed in Note 16, goodwill was fully impaired during 2015, which included the goodwill recognized in the acquisition of RJS Power.

Various purchase accounting valuation adjustments were made during the third and fourth quarters affecting certain current assets and liabilities, PP&E, other intangibles and related deferred income taxes resulting in a $5 million reduction in goodwill. The statement of income effect of these adjustments recorded during the measurement period was insignificant.

Goodwill recorded as a result of the acquisition primarily reflected synergies expected to be achieved related to the spinoff and acquisition. The goodwill is not deductible for income tax purposes and was assigned to the East segment. See Note 16 for additional information related to the impairment of goodwill.

Actual operating revenues and net income of RJS, since the June 1 acquisition, included in Talen Energy's results for the year ended December 31, 2015 were:

Operating Revenues	Net Income (Loss) (a)
$528	$(74)

(a)	Includes certain asset impairments and excludes the impact of the goodwill impairment recorded in 2015 subsequent to the acquisition. See Notes 14 and 16 for information on the impairments recorded.

Pro Forma Information for RJS Power and MACH Gen Acquisitions

Pro forma information (unaudited) for Talen Energy for the year ended December 31, as if both the RJS Power and MACH Gen acquisitions had occurred January 1, 2014, is as follows:

	Operating Revenues	Income (Loss) After Tax from Continuing Operations
2015:
Pro forma	$5,109	$(396)
Basic and diluted earnings per share (for Talen Energy Corporation)		(3.08)
2014:
Pro forma	6,031	345
Basic and diluted earnings per share (for Talen Energy Corporation)		2.68

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisitions taken place on the date indicated, or the future consolidated results of operations of Talen Energy. The pro forma financial information presented above has been derived from the historical consolidated financial statements of Talen Energy and MACH Gen and from the historical consolidated and combined financial statements of RJS Power.

The pro forma financial information presented above includes adjustments for (1) alignment of accounting policies, (2) incremental depreciation and amortization expense related to fair value adjustments to PP&E and identifiable intangible assets and liabilities, (3) incremental interest expense for outstanding borrowings to reflect the terms of the Talen Energy Supply RCF related to the RJS acquisition, (4) nonrecurring items (discussed below), (5) the tax effect of the above adjustments, and (6) the issuance of Talen Energy Corporation common stock in connection with the spinoff from PPL and the acquisition of RJS Power. The pro forma financial information presented includes the impact of impairments recorded during the third and fourth quarters of 2015. See Notes 14 and 16 for information on the impairments recorded.

Nonrecurring acquisition, integration and other costs directly related to the acquisitions of $20 million were incurred during 2015 and recorded in "Operation and maintenance" on the Statements of Income. Adjustments were made in the calculation of pro forma amounts to remove the effect of these nonrecurring items and related income taxes. The pro forma financial information does not include adjustments for potential future cost savings for either acquisition.

Divestitures

Talen Renewable Energy

In November 2015, Talen Energy completed the sale of Talen Renewable Energy for $116 million in cash and recorded a pre-tax gain on the sale of $10 million in the East segment, which is reflected in "Operation and maintenance" on the Statement of Income.

Announced Divestitures

Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane Power Plants

In October 2015, Holtwood, LLC, a wholly owned, indirect subsidiary of Talen Energy, entered into an agreement to sell the Holtwood and Lake Wallenpaupack hydroelectric facilities in Pennsylvania for a purchase price of $860 million, subject to customary purchase price adjustments. The facilities have a combined summer rating operating capacity of 308 MW. The transaction is expected to close in March 2016, subject to customary closing conditions.

In October 2015, Talen Generation entered into an agreement to sell Talen Ironwood Holdings, LLC, which through its subsidiaries owns and operates the Ironwood natural gas combined-cycle plant in Pennsylvania, for a purchase price of $657 million, subject to customary purchase price adjustments. In connection with the sale, in January 2016, Talen Energy repaid $41 million of indebtedness, plus a customary debt make-whole premium. The Ironwood unit has a summer rating operating capacity of 660 MW. The sale transaction closed in February 2016, with an estimated gain, net of transaction costs including the make-whole premium on the debt, of $159 million, which will be recorded to "Operating Income" on the Statement of Income in 2016. Proceeds from the sale of Ironwood were used to repay the majority of Talen Energy's short-term debt.

In October 2015, Raven Power Marketing LLC, a wholly owned, indirect subsidiary of Talen Energy, entered into an agreement to sell C.P. Crane LLC, which owns and operates the C.P. Crane coal-fired power plant in Maryland. The C.P. Crane plant has a summer rating operating capacity of 402 MW. The transaction closed in February 2016. The transaction is not expected to have a significant impact on Talen Energy's financial condition or results of operations. See Notes 14 and 16 for information on impairments recorded in 2015 for this plant.

The sales are part of the requirement to divest certain PJM assets to satisfy a December 2014 FERC order approving the combination with RJS Power. See Note 1 for information on the FERC order.

At December 31, 2015, the major component of assets held for sale related to the sale of these businesses was primarily $936 million of PP&E which was included in the East segment. Talen Ironwood Holdings, LLC is considered an individually significant component whose pretax income (loss) attributable to Talen Energy for 2015, 2014, and 2013 was $73 million, $67 million, and $(22) million.

Discontinued Operations

Talen Montana Hydro Sale

In November 2014, Talen Montana completed the sale to NorthWestern Corporation of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash.  The sale included 11 hydroelectric power facilities and related assets.

Following are the components of discontinued operations in the Statement of Income for the years ended December 31.

	2014	2013
Operating revenues	$117	$139
Gain on the sale (pre-tax)	306	—
Interest expense (a)	9	12
Income (loss) before income taxes	332	49
Income (Loss) from Discontinued Operations (net of income taxes)	223	32

(a)	Represents allocated interest expense based upon the discontinued operations share of the net assets of Talen Energy.

Other

To facilitate the sale of the Montana hydroelectric generating facilities discussed above, Talen Montana terminated, in December 2013, its operating lease arrangement related to partial interests in Units 1, 2 and 3 of the Colstrip coal-fired generating facility and acquired those interests, collectively, for $271 million. At lease termination, the existing lease-related assets on the balance sheet consisting primarily of prepaid rent and leasehold improvements were written off and the acquired Colstrip assets were recorded at fair value as of the acquisition date. Talen Energy recorded a charge of $697 million ($413 million after-tax) for the termination of the lease included in "Loss on lease termination" on the 2013 Statements of Income. The $271 million payment is reflected in "Cash Flows from Operating Activities" on the 2013 Statement of Cash Flow.

Development

Bell Bend COLA

In 2008, a Talen Energy subsidiary, Bell Bend, LLC (Bell Bend) submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.

Also in 2008, Bell Bend submitted Parts I and II of an application for a federal loan guarantee for Bell Bend to the DOE. In February 2014, the DOE announced the first loan guarantee for a nuclear project in Georgia. Although eight of the ten applicants that submitted Part II applications remain active in the DOE program, the DOE has stated that the $18.5 billion currently appropriated to support new nuclear projects would not likely be enough for more than three projects. Bell Bend submits quarterly application updates for Bell Bend to the DOE to remain active in the loan guarantee application process.

The NRC continues to review the COLA. Bell Bend does not expect to complete the COLA review process with the NRC prior to 2018. Bell Bend has made no decision to proceed with construction and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process. Additionally, Bell Bend does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing. Bell Bend is currently authorized by Talen Energy Corporation's Board of Directors to spend up to $256 million on the COLA and other permitting costs necessary for construction. At December 31, 2015 and 2014, $201 million and $188 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles." Talen Energy continues to support the Bell Bend licensing project with a near term focus on obtaining the final environmental impact statement. Talen Energy placed the NRC safety review (which supports issuance of their final safety evaluation report, the other key element of the COLA) on hold in 2014, due to a lack of progress by the reactor vendor with respect to its NRC design certification process, which is a prerequisite to the COLA.

Brunner Island Co-firing Project

Talen Energy is in the process of making modifications to its Brunner Island coal-fired generating facility to be able to co-fire using natural gas to better position the plant for low gas price environments. Construction is under way and is expected to be completed by the end of 2016. The project is expected to cost $118 million. At December 31, 2015 and 2014, $23 million and $5 million of costs, which include capitalized interest, associated with the project were capitalized and are included in "Construction work in progress" on the Balance Sheets.

7. Leases

Talen Energy and its subsidiaries have entered into various agreements for the lease of office space, vehicles, land, gas storage and other equipment. At December 31, 2015, Talen Energy's most significant lease, which expires in 2018, relates to its corporate headquarters.

Rent expense for the years ended December 31 for operating leases was as follows:

2015	2014	2013
$14	$29	$55

Total future minimum rental payments for all operating leases are estimated to be:

2016	2017	2018	2019	2020	Thereafter	Total
$19	$18	$8	$5	$5	$26	$81

8.  Stock-Based Compensation

Stock Incentive Plan

Talen Energy Corporation grants share-based compensation to eligible participants under the Talen Energy Stock Incentive Plan (SIP). Under the SIP, restricted shares of Talen Energy Corporation stock, restricted stock units, performance units, stock options and stock appreciation rights may be granted to officers, directors and other key employees. Additionally, Talen Energy Corporation will match shares of its common stock purchased by certain employees on the open market from June 1, 2015 through March 31, 2018 with grants of restricted stock units, subject to certain restrictions (Matching Grants). Awards under the SIP are made by the Compensation, Governance and Nominating Committee (CGNC) of the Talen Energy Corporation Board of Directors or its delegate.

The total number of shares which may be issued under the plan is 5,630,000 and the maximum number of shares for which stock options may be granted is 2,000,000. Shares delivered under the SIP may be in the form of authorized and unissued Talen Energy Corporation common stock or common stock held in treasury by Talen Energy Corporation.

Restricted Stock Units

Restricted stock units are awards based on the fair value of a share of Talen Energy Corporation common stock on the date of grant. Actual Talen Energy Corporation common shares will be issued upon completion of a vesting period of three years, aside from Matching Grants that generally vest two years from the date of grant. Substantially all restricted stock unit awards are expected to vest.

The fair value of restricted stock units granted is recognized as compensation expense on a straight-line basis over the service period. Restricted stock units are subject to forfeiture or accelerated payout under the pertinent award agreement provisions for termination, disability and death of employees. Restricted stock units vest fully, in certain situations, as defined by in the applicable award agreement. The total restricted stock units granted, nonvested and outstanding through December 31, 2015 was 265,849 and the weighted-average grant date fair value per share was $18.74.

Stock Options

Stock options have been granted with an option exercise price per share not less than the fair value of Talen Energy Corporation's common stock on the date of grant. Options become exercisable in equal installments over a three-year service period beginning one year after the date of grant, assuming the individual is still employed by Talen Energy or a subsidiary. The CGNC has discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable immediately in certain situations, as defined by the pertinent award agreement. The fair value of options granted is recognized as compensation expense on a straight-line basis over the service period. Substantially all stock option awards are expected to vest. The total stock options granted, nonvested and outstanding through December 31, 2015 was 991,101 and the grant date fair value per share was $4.91. The weighted-average exercise price per share is $19.00 and the weighted-average remaining contractual term is 9.4 years. The stock options outstanding at December 31, 2015 are currently out of the money.
The fair value of each option granted is estimated using a Black-Scholes option-pricing model. Talen Energy uses a risk-free interest rate, expected option life and expected volatility to value its stock options. Talen Energy Corporation does not currently expect to pay dividends, therefore a dividend yield assumption is not used to value stock options. The risk-free interest rate reflects the yield for a U.S. Treasury Strip available on the date of grant with constant rate maturity approximating the option's expected life. Expected life was calculated using the simplified method described in SEC Staff Accounting Bulletin (SAB) 107/110 (updated by SAB 110). Expected volatility is derived from the historical volatility of a peer group selected by management as Talen Energy Corporation's common stock does not have a trading history.

The assumptions used in the model were:

Risk-free interest rate	2.05%
Expected option life	6.00 years
Expected stock volatility	21.55%

Performance Units

Performance units represent a target number of shares of Talen Energy Corporation's common stock that the recipient would receive upon Talen Energy Corporation's attainment of an applicable performance goal. For awards granted in 2015, Talen Energy Corporation uses TSR, which is determined based on TSR during a three-year performance period. At the end of the performance period, payout is determined by comparing Talen Energy Corporation's TSR to the TSR of peer group companies that Talen Energy Corporation has selected. Awards are payable on a graduated basis, based on thresholds that measure Talen Energy Corporation's performance relative to the peer group companies, on which each years' awards are measured. Awards can be paid up to 200% of the target award or forfeited with no payout if performance is below a minimum established performance threshold. Under the pertinent award agreement provisions, performance units are subject to forfeiture upon termination of employment except for in the event of a disability or death of an employee, in which case the total performance units remain outstanding and are eligible for vesting through the conclusion of the performance period. The fair value of performance units is recognized as compensation expense on a straight-line basis over the three-year performance period. Performance units vest on a pro rata basis, in certain situations, as defined by the applicable award agreement.

The fair value of performance units granted was estimated using a Monte Carlo pricing model that values market based performance conditions such as TSR. The model assumed an expected stock volatility of 31.8% that was based on the historical volatility based on daily stock price changes of peer group companies.

The total performance units granted, nonvested and outstanding through December 31, 2015 was 158,900 and the weighted-average grant date fair value was $21.17 per share.

Directors Deferred Compensation Plan

Under the Talen Energy Corporation Directors Deferred Compensation Plan, or DDCP, stock units are granted to eligible directors of Talen Energy Corporation in connection with their retainers for service on Talen Energy Corporation’s board of directors and its committees. Stock units are based on the fair market value of a share of Talen Energy Corporation’s common stock on the date of grant. The total number of stock units granted under the DDCP through December 31, 2015 was 34,967 and the weighted average grant date fair value was $13.23 per share.

Compensation Expense

The year ended December 31, 2015 includes an insignificant amount of compensation expense for Talen Energy Corporation restricted stock units, performance units and stock options accounted for as equity awards.

The year ended December 31, 2014 includes compensation expense of $33 million and the associated income tax benefit of $14 million for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards from PPL, which included an allocation of PPL Services' expense.

The year ended December 31, 2013 includes compensation expense of $27 million and the associated income tax benefit of $11 million for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards from PPL, which included an allocation of PPL Services' expense.
At December 31, 2015, unrecognized compensation expense and the weighted-average period for recognition related to nonvested restricted stock units, performance units and stock option awards from Talen Energy was $11 million and 2.4 years.
Prior to the spinoff, restricted shares of PPL common stock and related restricted stock units, performance units and stock options were granted to officers and other key employees of Talen Energy. At December 31, 2014, these employees of Talen Energy had 1,457,900 of unvested shares of restricted stock and restricted stock units, 291,492 of performance units and 2,745,016 of outstanding stock options issued by PPL. The vesting of these awards was accelerated in 2015 in connection with the spinoff from PPL. See Note 1 for information on the recording of expense related to this acceleration and additional information on the spinoff from PPL. For the year ended December 31, 2015, compensation expense for these awards, excluding the acceleration, but including an allocation of PPL Services' compensation expense for similar awards, was $18 million.

9.  Retirement and Postemployment Benefits

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

Prior to the June 1, 2015 spinoff, the majority of Talen Energy Supply's employees were also eligible for certain health care and life insurance benefits upon retirement through the PPL other postretirement benefit plans, which prior to June 1, 2015, were closed to all newly hired employees. Talen Energy Supply was allocated costs of the PPL plans based on its employees' participation in the plans. Employees who participated in the health care and life insurance plans and who became employees of Talen Energy Supply transferred into the newly created Talen Energy other postretirement benefit plans sponsored by Talen Energy Supply, which provide benefits similar to those of the PPL other postretirement benefit plans.

A remeasurement of the assets and the obligations for the PPL pension and other postretirement benefit plans was performed as of May 31, 2015 in order to separate the assets and obligations of the PPL plans attributable to Talen Energy, as required by the spinoff agreements. The Talen Energy pension plan assumed from PPL the pension benefit obligations for active plan participants who became employees of Talen Energy in connection with the spinoff and for individuals who terminated employment from Talen Energy Supply on or after July 1, 2000. A portion of the PPL pension plan assets were also allocated to the new Talen Energy pension plan. The asset allocation was based on the rules prescribed by ERISA (Employee Retirement Income Security Act) for allocating assets in connection with a pension plan spinoff. The Talen Energy other postretirement benefit plans assumed the other postretirement benefit obligations from PPL for active plan participants who became employees of Talen Energy in connection with the spinoff. PPL retained obligations attributable to existing retirees as of the date of the spinoff. A portion of the PPL other postretirement benefit plan assets, which were held in VEBA trusts and a 401(h) account, were also allocated to the new Talen Energy other postretirement benefit plans. The asset allocation was determined separately for each funding vehicle based on the ratio of the accumulated postretirement benefit obligation (APBO) assumed by Talen Energy to the total APBO attributed to each funding vehicle. As a result of the above, the net funded status of the new Talen Energy pension and other postretirement benefit plans at June 1, 2015 was a liability of $257 million.

The majority of Talen Montana's employees are eligible for pension benefits under a cash balance plan. Effective January 1, 2012, that plan was closed to all newly hired salaried employees. Effective September 1, 2014, that plan was closed to all newly hired bargaining unit employees. Newly hired employees are eligible to participate in a 401(k) savings plan with enhanced employer contributions. The majority of Talen Montana's employees are also eligible for certain health care and life insurance benefits upon retirement, under a retiree health plan sponsored by Talen Montana, which is now closed to newly hired employees. There were no changes to the pension and other postretirement benefit plans for employees of Talen Montana as a result of the spinoff transaction. However, PPL retained the liability for other postretirement benefits attributable to existing retirees of Talen Montana as of the date of the spinoff.

Employees of certain of Talen Energy's mechanical contracting companies are eligible for benefits under multiemployer plans sponsored by various unions.

The following table provides the components of net periodic defined benefit costs for Talen Energy pension and other postretirement plans for the years ended December 31, for which the 2015 periods include seven months of costs under the newly formed Talen Energy plans and a full year of Talen Montana plans.

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Net periodic defined benefit costs (credits):
Service cost	$31	$5	$7	$2	$—	$1
Interest cost	46	9	8	2	1	—
Expected return on plan assets	(60)	(11)	(10)	(3)	—	—
Amortization of:
Actuarial (gain) loss	16	2	3	—	—	—
Curtailment charges (credits)	—	—	—	—	(1)	—
Net periodic defined benefit costs (credits)	$33	$5	$8	$1	$—	$1

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Other changes in plan assets and benefit obligations recognized in OCI:
Curtailments	$—	$—	$—	$—	$1	$—
Net (gain) loss	54	26	(15)	—	(1)	(1)
Prior service cost (credit)	3	—	—	—	—	(3)
Amortization of:
Actuarial gain (loss)	(16)	(2)	(3)	—	—	—
Prior service credit (cost)	—	—	—	1	—	—
Total recognized in OCI	41	24	(18)	1	—	(4)
Total recognized in net periodic defined benefit costs and OCI	$74	$29	$(10)	$2	$—	$(3)

Actuarial loss of $20 million related to these plans is expected to be amortized from AOCI into net periodic defined benefit costs in 2016.

The following net periodic defined benefit costs (credits) were charged to operating expense, excluding amounts charged to construction and other non-expense accounts.

Pension Benefits			Other Postretirement Benefits
2015	2014	2013	2015	2014	2013
$48	$39	$45	$2	$3	$6

In the table above, amounts include costs for the specific plans sponsored by Talen Energy and its subsidiaries and the following allocated costs of the PPL pension and other postretirement benefit plans prior to the spinoff, based on Talen Energy Supply's participation in those plans, which management believes were reasonable at the time:

Pension Benefits			Other Postretirement Benefits
2015	2014	2013	2015	2014	2013
$16	$34	$38	$—	$3	$5

At December 31, 2014 or June 1, 2015, as applicable, the plan sponsors adopted the mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables) for all applicable defined benefit pension and other postretirement benefit plans. At December 31, 2014 or June 1, 2015, as applicable, the plan sponsors also selected the IRS BB 2-Dimensional mortality improvement scale on a generational basis for all applicable defined benefit pension and other postretirement benefit plans. These mortality assumptions reflect the recognition of both improved life expectancies and the expectation of continuing improvements in life expectancies.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.65%	4.28%	4.60%	3.81%
Rate of compensation increase	3.98%	4.03%	3.98%	4.03%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for Talen Energy's plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.41%	5.18%	4.25%	4.27%	4.51%	3.77%
Rate of compensation increase	3.99%	3.94%	3.95%	3.99%	3.94%	3.95%
Expected return on plan assets (a)	7.00%	7.00%	7.00%	6.37%	N/A	N/A

(a)
The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

The following table provides the assumed health care cost trend rates for the years ended December 31.

	2015	2014	2013
Health care cost trend rate assumed for next year
obligations	6.80%	7.20%	7.60%
costs	7.20%	7.60%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend)
obligations	5.00%	5.00%	5.00%
costs	5.00%	5.00%	5.50%
Year that the rate reaches the ultimate trend rate
obligations	2020	2020	2020
costs	2020	2020	2019

A one percentage point change in the assumed health care costs trend rate assumption would have been insignificant to the other postretirement benefit plans in 2015.

The funded status of Talen Energy's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning of period	$210	$163	$10	$12
Transfer of benefit obligation at spinoff (a)	1,416	—	80	—
Service cost	31	5	2	—
Interest cost	46	9	2	1
Plan amendments	3	—	—	—
Actuarial (gain) loss	(41)	38	(4)	(1)
Net Transfers in (out)	—	—	(3)	—
Curtailments	—	—	—	(1)
Gross benefits paid	(51)	(5)	—	(1)
Benefit obligation, end of period	$1,614	$210	$87	$10

Change in Plan Assets
Plan assets at fair value, beginning of period	$170	$147	$—	$—
Transfer of plan assets at fair value at spinoff (a)	1,159	—	80	—
Actual return on plan assets	(35)	22	(2)	—
Employer contributions	32	6	1	1
Gross benefits paid	(52)	(5)	(1)	(1)
Plan assets at fair value, end of period	1,274	170	78	—
Funded status end of period	$(340)	$(40)	$(9)	$(10)

Amounts recognized in the Balance Sheets consist of:
Current Liability	$—	$—	$—	$(1)
Noncurrent liability	(340)	(40)	(9)	(9)
Net amount recognized, end of period	$(340)	$(40)	$(9)	$(10)

Amounts recognized in AOCI (pre-tax) consist of:
Prior service cost (credit)	$2	$—	$(5)	$(4)
Net actuarial (gain) loss	451	59	8	—
Total	$453	$59	$3	$(4)

Total accumulated benefit obligation for defined benefit pension plans	$1,500	$210

(a)	Values determined as of the spinoff date as discussed above.

Talen Energy's pension plans had projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2015 and 2014.

In addition to the plans it sponsors, Talen Energy Supply and its subsidiaries were allocated a portion of the funded status and costs of the defined benefit plans sponsored by PPL Services based on their participation in those plans prior to the spinoff, which management believes were reasonable at that time. The actuarially determined obligations of current active employees were used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to Talen Energy Supply resulted in liabilities at December 31, 2014 as follows:

Pension plans	$259
Other postretirement benefit plans	34

Talen Energy's mechanical contracting subsidiaries make contributions to over 60 multiemployer pension plans, based on the bargaining units from which labor is procured. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If Talen Energy's mechanical contracting subsidiaries choose to stop participating in some of their multiemployer plans, they may be required to pay those plans an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

Talen Energy identified the Steamfitters Local Union No. 420 Pension Plan, EIN/Plan Number 23-2004424/001 as the plan to which the most significant contributions are made. Contributions to this plan by Talen Energy's mechanical contracting companies were $5 million for 2015, 2014 and 2013. At the date the financial statements were issued, the Form 5500 was not available for the plan year ending in 2015. Therefore, the following disclosures specific to this plan are being made based on the Form 5500s filed for the plan years ended December 31, 2014 and 2013. Talen Energy's mechanical contracting subsidiary H.T. Lyons was identified individually as a greater than 5% contributor on the Form 5500s. The plan had a Pension Protection Act zone status of red, without utilizing an extended amortization period, as of December 31, 2014 and 2013. In addition, the plan is subject to a rehabilitation plan and surcharges have been applied to participating employer contributions. The expiration date of the collective-bargaining agreement related to those employees participating in this plan is September 18, 2016. There were no other plans deemed individually significant based on a multifaceted assessment.

Talen Energy's mechanical contracting subsidiaries also participate in multiemployer other postretirement plans that provide for retiree life insurance and health benefits.

The table below details total contributions to all multiemployer pension and other postretirement plans, including the plan identified as significant above. The contribution amounts fluctuate each year based on the volume of work and type of projects undertaken from year to year.

	2015	2014	2013
Pension plans	$34	$40	$36
Other postretirement benefit plans	26	33	32
Total contributions	$60	$73	$68

Plan Assets

At December 31, 2015, Talen Energy's pension plans are invested in the Talen Energy Retirement Plans Master Trust (the Master Trust) that also includes a 401(h) account that is restricted for certain other postretirement benefit obligations of Talen Energy. Prior to the spinoff from PPL, the pension plan assets were invested by PPL in a master trust maintained by PPL.

The investment strategy for the Master Trust is to achieve a risk-adjusted return on a mix of assets that, in combination with Talen Energy's funding policy, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments, while also managing the duration of the assets to complement the duration of the liabilities. The Master Trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

The investment policy of the Master Trust outlines investment objectives and defines the responsibilities of the Retirement Plan Committee of Talen Energy Corporation, which is the named fiduciary, external investment managers, investment advisor and trustee and custodian. The investment policy is reviewed annually by Talen Energy Corporation's Board of Directors.

The Retirement Plan Committee created a risk management framework around the trust assets and pension liabilities. This framework considers the trust assets as being composed of three sub-portfolios: growth, immunizing and liquidity portfolios. The growth portfolio is comprised of investments that generate a return at a reasonable risk, including equity securities, certain debt securities and alternative investments. The immunizing portfolio consists of debt securities, generally with long durations, and derivative positions. The immunizing portfolio is designed to offset a portion of the change in the pension liabilities due to changes in interest rates. The liquidity portfolio consists primarily of cash and cash equivalents.

Target asset allocation ranges have been developed for the Master Trust based on input from external consultants with a goal of limiting funded status volatility. The Retirement Plan Committee monitors the investments in the Master Trust, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the Retirement Plan Committee establishes revised guidelines from time to time.

The asset allocation for the trust and the target allocation prescribed by the investment guidelines by portfolio at December 31 are as follows:

	Percentage of trust assets	Target Asset Allocation
	2015	2015
Growth Portfolio	52%	55%
Equity securities	24%
Debt securities (a)	14%
Alternative investments	14%
Immunizing Portfolio	46%	44%
Debt securities (a)	40%
Derivatives	6%
Liquidity Portfolio	2%	1%
Total	100%	100%

(a)	Includes commingled debt funds, which Talen Energy treats as debt securities for asset allocation purposes.

Prior to the spinoff, the assets of the Talen Montana pension plan were invested solely in a master trust maintained by PPL. The fair value of this plan's assets of $170 million at December 31, 2014 represented an interest of approximately 4% in PPL's master trust.

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2015
	Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
Talen Energy Retirement Plans Master Trust
Cash and cash equivalents	$108	$108	$—	$—
Equity securities:
U.S.:
Large-cap	90	23	67	—
Small-cap	33	33	—	—
International	190	—	190	—
Commingled debt	273	—	273	—
Debt securities:
U.S. Treasury and U.S. government sponsored agency	192	189	3	—
Corporate	231	—	231	—
International government	1	—	1	—
Other	3	—	3	—
Alternative investments:
Commodities	28	—	28	—
Real estate	48	—	48	—
Private equity	31	—	—	31
Hedge funds	69	—	69	—
Derivatives:
Interest rate swaps	32	—	32	—
Other	5	—	5	—
Talen Energy Retirement Plans Master Trust assets, at fair value	$1,334	$353	$950	$31

Receivables and payables, net (a)	(31)
401(h) accounts restricted for other postretirement benefit obligations	(29)
Total Talen Energy Retirement Plans Master Trust pension assets	$1,274

(a)	Receivables and payables represent amounts for investments sold/purchased, but not yet settled along with interest and dividends earned, but not yet received.

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2015 is as follows:

Private equity
Balance at beginning of period	$—
Acquisitions (a)	35
Purchases, sales and settlements	(4)
Balance at end of period	$31

(a)	Transferred from a master trust maintained by PPL.

The fair value measurements of cash and cash equivalents are based on the amounts on deposit.

The market approach is used to measure fair value of equity securities. The fair value measurements of equity securities (excluding commingled funds), which are generally classified as Level 1, are based on quoted prices in active markets. These securities represent actively and passively managed investments that are managed against various equity indices.

Investments in commingled equity and debt funds are categorized as equity securities and are classified as Level 2. The fair value measurements for Level 2 investments are based on firm quotes of net asset values per share, which are not considered obtained from a quoted price in an active market. Investments in commingled equity funds include funds that invest in U.S. and international equity securities. Investments in commingled debt funds include funds that invest in a diversified portfolio of emerging market debt obligations, as well as funds that invest in investment grade long-duration fixed-income securities.

The fair value measurements of debt securities are generally based on evaluations that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences. The fair value of debt securities is generally measured using a market approach, including the use of pricing models which incorporate observable inputs. Common inputs include benchmark yields, relevant trade data, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments. When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as payment data, future predicted cash flows, collateral performance and new issue data. For the Master Trust, these securities represent investments in securities issued by U.S. Treasury and U.S. government sponsored agencies; investments securitized by pooled loans; investments in investment grade and non-investment grade bonds issued by U.S. companies across several industries and investments in debt securities issued by foreign governments and corporations.

Investments in commodities represent ownership interest of a commingled fund that is invested in a portfolio of exchange-traded futures and forward contracts in commodities to obtain broad exposure to all principal groups in the global commodity markets, including energy, agriculture, livestock and metals (both precious and industrial) using proprietary commodity trading strategies. Redemptions can be made the 15th calendar day and last calendar day of the month with a specified notification period. The fund's fair value is based upon a value as calculated by the fund's administrator.

Investments in real estate represent an investment in a partnership whose purpose is to manage investments in core U.S. real estate properties diversified geographically and across major property types (e.g., office, industrial, retail, etc.). The manager is focused on properties with high occupancy rates with quality tenants. This results in a focus on high income and stable cash flows with appreciation being a secondary factor. Core real estate generally has a lower degree of leverage when compared with more speculative real estate investing strategies. The partnership has limitations on the amounts that may be redeemed based on available cash to fund redemptions. Additionally, the general partner may decline to accept redemptions when necessary to avoid adverse consequences for the partnership, including legal and tax implications, among others. The fair value of the investment is based upon a partnership unit value.

Investments in private equity represent interests in partnerships in private equity fund of funds that use a number of diverse investment strategies. Two of the partnerships have limited lives of ten years, while the third has a life of 15 years, after which liquidating distributions will be received. Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval. The Master Trust has unfunded commitments of $12 million that may be required during the lives of the partnerships. Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

Investments in hedge funds represent investments in three hedge fund of funds. Hedge funds seek a return utilizing a number of diverse investment strategies. The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under most market conditions. Major investment strategies for the hedge fund of funds include long/short equity, market neutral, distressed debt, and relative value. Generally, shares may be redeemed within 60 to 95 days with prior written notice. The funds are subject to short term lockups and have limitations on the amount that may be withdrawn based on a percentage of the total net asset value of the fund, among other restrictions. All withdrawals are subject to the general partner's approval. The fair value for two of the funds has been estimated using the net asset value per share and the third fund's fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

The fair value measurements of derivative instruments utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs. In certain instances, these instruments may be valued using models, including standard industry models. These instruments primarily include interest rate swaps, which are valued based on the swap details, such as swap curves, notional amount, index and term of index, reset frequency and payer/receiver credit ratings.

Plan Assets - Other Postretirement Benefit Plans

Prior to the spinoff from PPL, the other postretirement benefit plan assets were invested by PPL in VEBA trusts and a 401(h) account, maintained by PPL.

The investment strategy with respect to other postretirement benefit obligations is to fund VEBA trusts and/or 401(h) accounts with voluntary contributions, when appropriate, and to invest in a tax efficient manner. Excluding the 401(h) accounts included in the Master Trust, other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments. These plans benefit from diversification of asset types, investment fund strategies and investment fund managers, and therefore, have no significant concentration of risk. Equity securities include investments in domestic large-cap commingled funds. Ownership interests in commingled funds that invest entirely in debt securities are classified as equity securities, but treated as debt securities for asset allocation and target allocation purposes. Ownership interests in money market funds are treated as cash and cash equivalents for asset allocation and target allocation purposes. The asset allocation for the VEBA trusts and the target allocation, by asset class, at December 31 are detailed below.

	Percentage of plan assets	Target Asset Allocation
	2015	2015
Asset Class
U.S. Equity securities	53%	45%
Debt securities	46%	50%
Cash and cash equivalents	1%	5%
Total	100%	100%

The fair value of assets in the other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2015
	Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
U.S. Equity securities:
Large-cap	$26	$—	$26	$—
Commingled debt	23	—	23	—
Total VEBA trust assets, at fair value	49	$—	$49	$—
401(h) account assets	29
Total other postretirement benefit plan assets	$78

Investments in large-cap equity securities represent investments in a passively managed equity index fund that invests in securities and a combination of other collective funds. Fair value measurements are not obtained from a quoted price in an active market but are based on firm quotes of net asset values per share as provided by the trustee of the fund. Redemptions can be made daily on this fund.

Investments in commingled debt securities represent investments in a fund that invests in a diversified portfolio of investment grade long-duration fixed income securities. Redemptions can be made weekly on these funds.

Expected Cash Flows - Defined Benefit Plans

Talen Energy Supply's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements. Talen Energy expects to contribute $40 million to its defined benefit pension plans in 2016.

Talen Energy is not required to make contributions to its other postretirement benefit plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

	Pension	Other Postretirement Benefit Payment
2016	$75	$2
2017	81	3
2018	87	5
2019	92	7
2020	98	9
2021-2025	538	63

Savings Plans

Substantially all employees of Talen Energy are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were $16 million in 2015, $14 million in 2014 and $12 million in 2013.

Separation Benefits

Talen Energy Supply and certain subsidiaries provide separation benefits to eligible employees. These benefits may be provided in the case of separations due to performance issues, loss of job related qualifications or organizational changes. Generally, applicable employees separated are eligible for cash severance payments, outplacement services and a single sum payment approximating the dollar amount of premium payments that would be incurred for continuation of group health and welfare coverage. Separation benefits for certain bargaining unit employees also include enhanced pension and postretirement medical benefits. Separation benefits are recorded when such amounts are probable and estimable.

See Note 1 for a discussion of separation benefits related to the spinoff and Note 11 for a discussion of separation benefits related to the one-time voluntary retirement window offered in 2014 to certain bargaining unit employees as part of the new three-year labor agreement with IBEW local 1600. Separation benefits were not significant in 2013.

10. Jointly Owned Facilities

At December 31, 2015 and 2014 the Talen Energy Balance Sheets reflect the owned interests in the facilities below.

	Ownership Interest	Electric Plant	Other Property	Accumulated Depreciation	Construction Work in Progress
December 31, 2015
Generating Plants
Susquehanna	90.00%	$4,791	$—	$3,639	$148
Conemaugh	16.25%	326	—	156	7
Keystone	12.34%	218	—	111	3
Colstrip Units 1 & 2	50.00%	48	—	5	2
Colstrip Units 3	30.00%	30	—	2	3
Merill Creek Reservoir	8.37%	—	22	16	—

December 31, 2014
Generating Plants
Susquehanna	90.00%	$4,746	$—	$3,591	$117
Conemaugh	16.25%	330	—	141	2
Keystone	12.34%	213	—	102	2
Colstrip Units 1 & 2	50.00%	16	—	4	3
Colstrip Unit 3	30.00%	16	—	2	2
Merill Creek Reservoir	8.37%	—	22	15	—

Each subsidiary owning these interests provides its own funding for its share of the facility. Each receives a portion of the total output of the generating plants equal to its percentage ownership. The share of fuel and other operating costs associated with the plants is included in the corresponding operating expenses on the Statements of Income.

Talen Montana and NorthWestern have a sharing agreement that governs each party's responsibilities and rights relating to the operation of Colstrip Units 3 and 4. Under the terms of that agreement, each party is responsible for 15% of the total non-coal operating and construction costs of Colstrip Units 3 and 4, regardless of whether a particular cost is specific to Colstrip Unit 3 or 4, and is entitled to take up to the same percentage of the available generation from Units 3 and 4.

11.  Commitments and Contingencies

Energy Purchase and Sales Commitments

Energy Purchase Commitments

Talen Energy enters into long-term energy and energy related contracts which include commitments to purchase:

	Contract Type
	Fuels (a)	Limestone	Natural Gas Storage	Natural Gas Transportation	Power, excluding wind	RECs	Wind Power
Maximum Maturity Date	2027	2030	2026	2034	2021	2020	2027

(a)
As a result of depressed wholesale market prices for electricity and natural gas. Talen Energy has experienced a shift in the dispatching of its generation fleet from coal-fired to combined-cycle natural gas-fired generation. This reduction in coal-fired generation output has resulted in a surplus of coal inventory at certain of Talen Energy's Pennsylvania plants. To mitigate the risk of oversupply, Talen Energy incurred pre-tax charges of $41 million during 2015 in connection with an agreement to reduce its 2015 through 2018 contracted coal deliveries. These charges were recorded to "Fuel" on the Statement of Income.

Energy Sale Commitments

In connection with its marketing activities or hedging strategies for its power plants, Talen Energy has entered into long-term power sales contracts that extend into 2020.

Legal Matters

Legal Proceedings

Talen Energy is involved in the following legal proceedings, claims and litigation.  Talen Energy believes that it has meritorious defenses in connection with its current legal proceedings, claims and litigation, and it intends to vigorously contest each of them. However, there can be no assurance that it will be successful in its efforts.

No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding any of the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors such as ongoing discovery, significant facts that are in dispute, the stage of the proceeding and the wide range of potential outcomes for any such matter. As a result, any losses actually incurred could be substantial.

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

In July 2013, the Sierra Club and MEIC filed an additional Notice of Intent to Sue, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint.  The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  Talen Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  In August 2014, the Sierra Club and MEIC filed a second amended complaint.  This complaint includes the same causes of action articulated in the first amended complaint, but in regard to only eight projects done between 2001 and 2013.  In September 2014, the Colstrip owners filed an answer to the second amended complaint.  Discovery closed in the first quarter of 2015, and in April, the plaintiffs indicated they intend to pursue claims related to only four of the remaining projects. The magistrate judge entered an order on the parties' motions for summary judgment on December 31, 2015. The judgment dismissed two of the plaintiffs' four remaining claims and provided more preferable legal standards for the remaining two claims. The case has been bifurcated as to liability and remedy, and the liability trial is currently set for May 2016. A trial date with respect to remedy, if there is a finding of liability, has not been scheduled.

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

Colstrip Wastewater Facility Administrative Order on Consent

Talen Montana is party to an Administrative Order on Consent (AOC) with the MDEQ related to operation of the wastewater facilities at the Colstrip power plant. In September 2012, Earthjustice, on behalf of Sierra Club, MEIC, and the National Wildlife Federation, filed an affidavit under Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review. Talen Montana elected to have this proceeding conducted in Montana state district court, and in October 2012, Earthjustice filed a petition for review in Montana state district court in Rosebud County. This matter was stayed in December 2012 pending the outcome of separate litigation where the same environmental groups challenged the AOC in a writ of mandamus. That litigation was resolved in May 2013 when defendants Talen Montana and MDEQ won their motions to dismiss the matter, and the environmental groups did not appeal. In April 2014, Earthjustice filed successful motions for leave to amend the petition for review and to lift the stay. Talen Montana and the MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014, which were denied in October 2014. Discovery closed in October 2015, summary judgment motions on behalf of all parties are pending, and a bench trial is set for April 2016.

Other

In addition to the above matters, from time-to-time in the ordinary course of its business Talen Energy may be subject to other legal proceedings, claims and litigation. While the outcome of these legal proceedings, claims and litigation is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

Regulatory Matters

Talen Energy is subject to regulation by federal and state agencies in the various regions where it conducts business, including with respect to the following matters.

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

In April 2012, Talen Energy subsidiaries and several other companies filed a complaint in U.S. District Court (District Court) in Maryland challenging the Order on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution, and requested declaratory and injunctive relief barring implementation of the Order by the MD PSC Commissioners.  In September 2013, the District Court issued a decision finding the order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) by CPV Power Development, Inc. and the State of Maryland (the Appellants).  In June 2014, the Fourth Circuit affirmed the District Court's opinion and subsequently denied the Appellants' motion for rehearing. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U.S. Solicitor General to submit briefs expressing its views as to the issues raised in this case. In September 2015, the U.S. Solicitor General filed a brief expressing the view of the United States that the case was rightly decided and that the petition for certiorari should be denied. In October 2015, the U.S. Supreme Court granted certiorari of the case, and oral arguments are scheduled for February 2016. Based upon information currently available to it, Talen Energy cannot estimate a range of reasonable possible losses, if any, related to this matter.

Pacific Northwest Markets

Talen Energy Marketing and Talen Montana made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at the FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by Talen Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, the FERC initiated proceedings to consider additional evidence.  In December 2015, the United States Court of Appeals for the Ninth Circuit affirmed the FERC's October 2011 order setting out the remand process that the FERC has followed from 2011 to the present.

In July 2012, Talen Montana and the City of Tacoma, one of the two parties claiming refunds at the FERC, reached a settlement whereby Talen Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding by the City of Seattle for approximately $50 million.  Hearings before a FERC Administrative Law Judge (ALJ) regarding the City of Seattle's refund claims were completed in October 2013 and briefing was completed in January 2014.  In March 2014, the ALJ issued an initial decision denying the City of Seattle's complaint against Talen Montana.  In May 2015, the FERC issued an order affirming the ALJ's March 2014 decision, and in January 2016 the FERC denied requests for a rehearing of its order affirming the ALJ's decision. In February 2016 the City of Seattle appealed the FERC's decision to the United States Court of Appeals for the Ninth Circuit.

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

Electricity - Reliability Standards

The NERC is responsible for establishing and enforcing reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.

The Reliability Standards have the force and effect of law and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.

Talen Energy monitors its subsidiaries' compliance with the Reliability Standards and self-reports potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required.  The resolution of a number of potential violations is pending.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those Talen Energy subsidiaries subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  Talen Energy cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

Other

In addition to the regulatory matters discussed above, Talen Energy and its subsidiaries are party to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. While the outcome of these other regulatory matters and proceedings is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

Environmental Matters

Environmental Laws and Regulations

Extensive federal, state and local environmental laws and regulations are applicable to Talen Energy's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of its business.  In addition, many of these environmental considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for Talen Energy's services.

It may be necessary for Talen Energy to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements imposed by regulatory bodies, courts or environmental groups.  Talen Energy may incur costs to comply with environmental laws and regulations, including increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions, which could be material.  Legal challenges to environmental permits or rules add to the uncertainty of estimating the future cost of complying with these permits and rules. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed.

Superfund and Other Remediation

Under the Pennsylvania Clean Streams Law, a subsidiary of Talen Generation is obligated to remediate acid mine drainage at a former mine site and may be required to take additional steps to prevent acid mine drainage at the previously capped refuse pile at this mine site. The subsidiary is currently pumping and treating mine water at the former mine site.

At December 31, 2015, Talen Generation had accrued a discounted liability of $19 million to cover the costs of pumping and treating groundwater at the remaining mine site for 50 years. Talen Energy discounted this liability based on a risk-free rate of 8.41% at the time of the mine closure. Expected undiscounted payments are estimated to be insignificant for each of the years 2016 through 2020 and $92 million for work after 2020.

From time-to-time, Talen Energy undertakes investigative or remedial actions in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiates with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiates with property owners and other third parties alleging impacts from Talen Energy's operations and undertakes similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analysis to-date, resolution of these known environmental matters is not expected to have a material adverse effect on Talen Energy's financial condition or results of operations.

Future investigation or remediation work at sites currently under review, or at sites not currently identified, may result in additional costs for Talen Energy, but at this time Talen Energy is unable to determine if such investigation or remediation work will have a material adverse effect on Talen Energy's financial condition or results of operations.

Other

In addition to the environmental matters discussed above, from time-to-time in the ordinary course of its business Talen Energy may become involved in other environmental matters or become subject to other environmental statutes, regulations or requirements. In the opinion of management, based upon information currently available to Talen Energy, while the outcome of these other environmental matters and proceedings is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

Other Commitments and Contingencies

Nuclear Insurance

The Price-Anderson Act is a United States Federal law which governs liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any U.S. licensed nuclear facility.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  At December 31, 2015, the liability limit per incident is $13.3 billion for such claims which is funded by insurance coverage from American Nuclear Insurers and an industry assessment program.

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

Labor Union Agreements

In May 2014, Talen Energy's bargaining agreement with its largest IBEW local expired. Talen Energy finalized a new three-year labor agreement with IBEW local 1600 in May 2014 and the agreement was ratified in early June 2014.

As part of efforts to reduce operations and maintenance expenses, the new agreement offered a one-time voluntary retirement window to certain bargaining unit employees. The benefits offered under this provision are consistent with the standard separation program benefits for bargaining unit employees. In 2014, the following charges for separation benefits were recorded.

Pension Benefits	$11
Severance Compensation	6
Total Separation Benefits	$17
Number of Employees	105

The separation benefits are included in "Operation and maintenance" on the Statement of Income. The liability for pension benefits is included in "Accrued pension obligations" on the Balance Sheets. All of the severance compensation was paid in 2014.

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

The table below details guarantees provided as of December 31, 2015.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance for the guarantees described below is remote. There was no recorded liability at December 31, 2015. The recorded liability at December 31, 2014 was $13 million.

Talen Energy Supply has indemnifications related to sales of assets that are governed by the specific sales agreement and include breach of the representations, warranties and covenants, and liabilities for certain other matters.  Talen Energy's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration date noted is based on those cases in which the agreements provide for specific limits. The exposure at December 31, 2015 includes amounts related to the sale of the Talen Montana hydroelectric facilities. See Note 6 for additional information related to the sale. Talen Energy's exposure and related expiration dates are:

	December 31, 2015	Expiration Date
Indemnifications for sales of assets	$1,150	2016 - 2025

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

12.  Related Party Transactions

Prior to the spinoff, PPL Electric and PPL Services were affiliates of Talen Energy. The disclosures below provide information regarding transactions that occurred prior to June 1, 2015. After June 1, 2015, transactions with PPL Electric and PPL Services, or any other PPL subsidiaries are not related party transactions.

PLR Contracts/Sales of Accounts Receivable

PPL Electric holds competitive solicitations for PLR generation supply.  Talen Energy Marketing has been awarded a portion of the PLR generation supply through these competitive solicitations.  The sales between Talen Energy Marketing and PPL Electric for the five months ended May 31, 2015 and the years ended December 31, 2014 and 2013 are included in the Statements of Income as "Wholesale energy to affiliate" by Talen Energy.

PPL Electric's customers may choose an alternative supplier for their generation supply.  As part of a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers (including Talen Energy Marketing) at a discount. During the five month period up to the spinoff included in the year ended December 31, 2015, Talen Energy Marketing sold accounts receivable to PPL Electric of $146 million, $336 million for the year ended December 31, 2014 and $294 million for the year ended December 31, 2013. Losses resulting from the sales of accounts receivable to PPL Electric during these periods were not material.

Support Costs

Prior to the spinoff, Talen Energy was provided with administrative, management and support services, primarily from PPL Services. Where applicable, the costs of these services were charged to Talen Energy Supply as direct support costs.  General costs that could not be directly attributed to a specific affiliate were allocated and charged to the respective affiliates, including Talen Energy Supply, as indirect support costs.  PPL Services used a three-factor methodology that includes the affiliates invested capital, operation and maintenance expenses and number of employees to allocate indirect costs, which methodology Talen Energy believes was reasonable.

Talen Energy Supply was charged, primarily by PPL Services, the following amounts for the years ended December 31, including amounts applied to accounts that are further distributed between capital and expense.

2015	2014	2013
$67	$218	218

Transition Services Agreement

As part of the spinoff transaction, Talen Energy Supply entered into a TSA with Topaz Power Management, LP (an affiliate of Riverstone) for certain business administrative services. For the year ended December 31, 2015, these costs which are recorded in "Operation and maintenance" on the Statement of Income, were $6 million.

Gas Supply Contract

A subsidiary of Jade has a gas supply contract in place with TrailStone NA Logistics LLC (TrailStone), an affiliate of Riverstone, under which TrailStone supplies gas to the generation facilities owned by Jade. For the year ended December 31, 2015, Talen Energy incurred $52 million of costs for these gas purchases, which are primarily recorded in "Fuel" on the Statement of Income.

Other

See Note 1, for discussions regarding intercompany allocations associated with income taxes and stock-based compensation, and Note 9 for discussion regarding intercompany allocations associated with defined benefits.

13.  Other Income (Expense) - net

Talen Energy's "Other Income (Expense) - net" for the year ended December 31, 2015 was primarily related to a charge for a termination payment to a remarketing dealer in conjunction with an October 2015 redemption of debt. See Note 5 for additional information on the redemption. For the years ended December 31, 2014 and 2013, the activity was primarily related to the earnings on securities in NDT funds.

14.  Fair Value Measurements and Credit Concentration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During 2015 and 2014, there were no transfers between Level 1 and Level 2.  See Note 1 for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$141	$141	$—	$—	$352	$352	$—	$—
Restricted cash and cash equivalents (a)	106	106	—	—	193	193	—	—
Price risk management assets:
Energy commodities	693	—	597	96	1,318	6	1,171	141
Total price risk management assets	693	—	597	96	1,318	6	1,171	141
NDT funds:
Cash and cash equivalents	11	11	—	—	19	19	—	—
Equity securities
U.S. large-cap	616	457	159	—	611	454	157	—
U.S. mid/small-cap	87	37	50	—	89	37	52	—
Debt securities
U.S. Treasury	98	98	—	—	99	99	—	—
U.S. government sponsored agency	6	—	6	—	9	—	9	—
Municipality	83	—	83	—	76	—	76	—
Investment-grade corporate	47	—	47	—	42	—	42	—
Other	3	—	3	—	3	—	3	—
Receivables (payables), net	—	(2)	2	—	2	—	2	—
Total NDT funds	951	601	350	—	950	609	341	—
Auction rate securities (b)	6	—	—	6	8	—	—	8
Total assets	$1,897	$848	$947	$102	$2,821	$1,160	$1,512	$149
Liabilities
Price risk management liabilities:
Energy commodities	$539	$—	$497	$42	$1,217	$5	$1,182	$30
Total price risk management liabilities	$539	$—	$497	$42	$1,217	$5	$1,182	$30

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)	Included in "Other investments" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the years ended December 31, is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015			2014
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$111	$8	$119	$24	$16	$40
Total realized/unrealized gains (losses)
Included in earnings	(91)	—	(91)	(32)	—	(32)
Included in OCI	—	—	—	—	1	1
Purchases (a)	(39)	—	(39)	(6)	—	(6)
Sales	65	(2)	63	67	(9)	58
Settlements	(24)	—	(24)	50	—	50
Transfers into Level 3	19	—	19	7	—	7
Transfers out of Level 3	13	—	13	1	—	1
Balance at end of period	$54	$6	$60	$111	$8	$119

(a)	2015 includes positions acquired through the acquisition of RJS Power.

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	December 31, 2015
Talen Energy	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$55	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (50%)
Power sales contracts (c)	13	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (100%)
FTR purchase contracts (d)	(2)	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	(10)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
CRR purchase contracts (g)	(2)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
Auction rate securities (f)	6	Discounted cash flow	Modeled from SIFMA Index	46% - 47% (46.5%)

	December 31, 2014
Talen Energy	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$59	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (52%)
Power sales contracts (c)	(1)	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (59%)
FTR purchase contracts (d)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	50	Discounted cash flow	Proprietary model used to calculate forward prices	23% - 51% (45%)
Auction rate securities (f)	8	Discounted cash flow	Modeled from SIFMA Index	51% - 69% (63%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

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

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the years ended December 31 are reported in the Statements of Income as follows:

	Energy Commodities, net
	Wholesale Energy		Retail Energy		Energy Purchases
	2015	2014	2015	2014	2015	2014
Total gains (losses) included in earnings	$(80)	$(77)	$(2)	$23	$(9)	$22
Change in unrealized gains (losses) relating to positions still held at the reporting date	(7)	50	29	37	(6)	(4)

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

Nonrecurring Fair Value Measurements

The following nonrecurring fair value measurements occurred during the reporting periods, resulting in impairments:

	Carrying Amount (a)	Fair Value Measurements Using Level 3 (b)	Pre-tax Loss (c)
Sapphire plants (November 30, 2015)	$270	$204	$66
Sapphire plants and C.P. Crane plant (September 30, 2015)	388	266	122
Kerr Dam Project (March 31, 2014) (d)	47	29	18
Corette plant and emission allowances (December 31, 2013)	65	—	65

(a)	Represents carrying value before fair value measurement.

(b)	For the Sapphire plants, also reflects estimated cost to sell at September 30, 2015.

(c)
The impairment on the Kerr Dam Project is included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income. The impairments on the C.P. Crane plant and the Sapphire plants are included in "Impairments" on the Statement of Income.

(d)	The Kerr Dam Project was included in the sale of the Talen Montana hydroelectric facilities and the assets were removed from the Balance Sheet. See Note 6 for additional information.

The significant unobservable inputs used in and the quantitative information about the nonrecurring fair value measurement of assets and liabilities classified as Level 3 are as follows:

	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average)(a)

Sapphire plants (November 30, 2015)	$204	Discounted cash flow	Proprietary model used to calculate plant value	100% (100%)
Sapphire plants and C.P. Crane plant (September 30, 2015)	266	Discounted cash flow	Proprietary model used to calculate plant value	100% (100%)
Kerr Dam Project (March 31, 2014)	29	Discounted cash flow	Proprietary model used to calculate plant value	38% (38%)
Corette plant and emission allowances (December 31, 2013)	—	Discounted cash flow	Long-term forward prices and a proprietary model used to calculate plant value	100% (100%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

Sapphire Plants and C.P. Crane Plant

In the third quarter of 2015, Talen Energy updated its fundamental pricing models in conjunction with market information gained as a result of the 2018/2019 planning year PJM capacity auction completed in August 2015. As a result, Talen Energy assessed certain long-lived assets for impairment and determined that the C.P. Crane coal-fired plant failed a recoverability test and as a result, recorded an impairment charge based on the plant's estimated fair value at September 30, 2015. Additionally, because the Sapphire plants were classified as held for sale and had to be carried at the lower of their current carrying value or fair value less cost to sell, Talen Energy used updated cash flow information to calculate the estimated fair value of the Sapphire plants at September 30, 2015 and determined a write-down was necessary at that time based on estimated fair value. The Sapphire plants were reclassified from held for sale to held and used as of November 30, 2015 and updated cash flow information was used to calculate the estimated fair value on that date of reclassification to held and used and an additional write-down was necessary at that time based on the updated estimated fair value.

To estimate the fair value of the Sapphire plants and C.P. Crane plant, Talen Energy performed an internal analysis primarily using an income approach based on discounted cash flows (a proprietary Talen Energy model) to assess the fair value of these assets.  Assumptions used in the Talen Energy proprietary model were the forward energy and capacity price curves, forecasted generation, and forecasted operation, maintenance and capital expenditures and a market participant discount rate.  Through this analysis, Talen Energy determined the fair value of the C.P. Crane plant at September 30, 2015 and the Sapphire plants at September 30 and November 30, 2015. See Note 1 for additional information on the initial assets held for sale classification and subsequent reclassification to assets held and used for the Sapphire plants and Note 6 for additional information on the sale of the C.P. Crane plant.

The assets were valued by Talen Energy's financial planning and analysis personnel and accounting personnel interpreted the analysis to appropriately classify the fair value measurements in the fair value hierarchy.

Kerr Dam Project

Talen Montana previously held a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes to Talen Montana was $18 million.  As a result of the decision, Talen Energy performed a recoverability test on the Kerr Dam Project and recorded an impairment charge. Talen Energy performed an internal analysis using an income approach based on discounted cash flows (a proprietary Talen Energy model) to assess the fair value of the Kerr Dam Project.  Assumptions used in the Talen Energy proprietary model were the conveyance price, forward energy price curves, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate.  Through this analysis, Talen Energy determined the estimated fair value of the Kerr Dam Project at March 31, 2014. The Kerr Dam Project was included in the November 2014 sale of the Talen Montana hydroelectric facilities. See Note 6 for additional information on the sale of the Talen Montana hydroelectric facilities.

The assets were valued by the Talen Energy Financial Department. Accounting personnel interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

Corette Plant and Emission Allowances

During the fourth quarter 2013, Talen Montana recorded an impairment loss on the Corette plant and related emission allowances. In connection with the completion of its 2013 annual business planning process that included revised long-term power and gas price assumptions and other factors, Talen Energy altered its expectations regarding the probability that the Corette plant would operate subsequent to initially placing it in long-term reserve status and determined the carrying amount for Corette was no longer recoverable. As a result, Talen Energy performed an internal analysis using an income approach based on discounted cash flows (a proprietary Talen Energy model) to assess the fair value of the Corette asset group. Assumptions used in the fair value assessment were forward energy prices, expectations for demand for energy in Corette's market and expected operation and maintenance and capital expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate. Through this analysis, Talen Energy determined the fair value of the asset group to be negligible. Operations were suspended and the Corette plant was retired in the first quarter of 2015.

The assets were valued by the Talen Energy Financial Department. Accounting personnel interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of long-term debt on the Balance Sheets and its estimated fair values are set forth below.  The fair value was primarily estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporates the credit risk of Talen Energy Supply.  Long-term debt is classified as Level 2.

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,203	$3,343	$2,218	$2,204

The carrying value of short-term debt, when outstanding, and MACH Gen's Term Loan B approximates fair value due to the variable interest rates associated with the debt and is classified as Level 2.

Credit Concentration Associated with Financial Instruments

Contracts are entered into with many entities for the purchase and sale of energy.  When NPNS is elected, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective. See Note 15 for information on credit procedures used to manage credit risk, including master netting arrangements and collateral requirements.

At December 31, 2015, Talen Energy had credit exposure of $574 million from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, Talen Energy's credit exposure was reduced to $368 million.  The top ten counterparties, including their affiliates, accounted for $173 million, or 47%, of these exposures.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 90% of the top ten exposures.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.

15.  Derivative Instruments and Hedging Activities

Risk Management Objectives

Talen Energy has a risk management policy approved by the Talen Energy Corporation Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  A risk management committee, comprised of senior management and chaired by the Director-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analysis, portfolio stress tests, cash flow at risk analysis, sensitivity analysis and daily portfolio reporting.

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

Talen Energy is subject to market risks, which are actively mitigated through the risk management policy described above. Such risks include:

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

Talen Energy has credit procedures in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  Talen Energy may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 14 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

Talen Energy did not have any obligation to return counterparty cash collateral under master netting arrangements at December 31, 2015 and had an $11 million obligation at December 31, 2014.

Talen Energy did not post any cash collateral under master netting arrangements at December 31, 2015 and 2014.

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

Talen Energy has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive generation fleet, which has a generation capacity of 17,379 MW (summer rating).  Talen Energy's portfolio also includes full-requirement sales contracts and related supply contracts and retail natural gas and electricity sale contracts. The strategies that Talen Energy uses to hedge its full-requirement sales contracts include supplying the energy, capacity and RECs from its generation assets and purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market.

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  In 2015 and 2014, there were no active cash flow hedges and there was no hedge ineffectiveness associated with energy derivatives. At December 31, 2015, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $12 million.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for 2015, 2014 and 2013.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of Talen Energy's competitive generation assets and competitive full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations. The derivative contracts in this category that existed at December 31, 2015 range in maturity through 2020.

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

The unrealized gains (losses) for economic activity for the years ended December 31 were as follows.

	2015	2014	2013
Operating Revenues
Wholesale energy (a)	$115	$72	$(267)
Retail energy	(9)	29	12
Operating Expenses
Fuel	15	(27)	(4)
Energy purchases (a)	60	(74)	132

(a)
In the third quarter of 2015, Talen Energy refined an input used in its valuation technique for certain PJM basis curves as observable inputs became available. This change resulted in the recording of a $30 million net unrealized gain, primarily reflected in "Wholesale energy" revenue on the Statement of Income.

Commodity Price Risk (Trading)

Talen Energy has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, Talen Energy may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Wholesale energy" on the Statements of Income, were $75 million in 2014 and insignificant for 2015 and 2013.

Commodity Volumes

At December 31, 2015, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2016	2017	2018	Thereafter
Power	MWh	(36,420,569)	(4,474,975)	(568,082)	(334,101)
Capacity	MW-Month	(5,953)	6	3	—
Gas	MMBtu	146,474,333	17,898,993	14,987,372	3,063,441
FTRs	MW-Month	8,724	200	—	—
Oil	Barrels	65,559	—	—	—
CRRs	MWh	2,491,444	538,584	—	—
Emission Allowances	Tons	75,617	—	—	—

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

Accounting and Reporting

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected.  NPNS contracts for Talen Energy include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings. Talen Energy has many physical and financial commodity purchases and sales contracts that economically hedge commodity price risk.  Certain of the economic hedging strategies employed by Talen Energy utilize a combination of financial purchases and sales contracts. Realized and unrealized gains (losses) on these contracts are recorded currently in earnings.  Generally each contract is considered a unit of account and Talen Energy presents gains (losses) on physical and financial commodity contracts based upon their economic hedging strategy. Generation revenue hedge strategies are recorded in "Wholesale energy" on the Statements of Income. Retail sales strategies are recorded in "Retail energy" on the Statements of Income.  Gas, oil and coal generation supply strategies are recorded in "Fuel" on the Statements of Income. Non-generation power and fuel supply strategies are recorded in "Energy purchases" on the Statements of Income. Certain Talen Energy subsidiaries participate in RTOs and ISOs. Talen Energy accounts for these transactions on a net hourly basis because the transactions are settled on a net hourly basis. Talen Energy records realized hourly net sales or purchases of physical power with RTOs and ISOs in its Statements of Income as "Wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

See Note 1 for information on accounting policies related to derivative instruments.

The following table presents the fair value and location of commodity derivative instruments not designated as hedging instruments recorded on the Balance Sheets.

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:	$562	$431	$1,079	$1,024
Noncurrent:
Price Risk Management Assets/Liabilities:	131	108	239	193
Total derivatives	$693	$539	$1,318	$1,217

The following tables present the pre-tax effect of derivative instruments recognized in income.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	2015	2014	2013
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$(3)	$1	$240
	Energy purchases	33	31	(58)
	Depreciation	1	2	2
	Discontinued operations	—	8	23
	Total	$31	$42	$207

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2015	2014	2013
Commodity contracts	Wholesale energy	$742	$(505)	$(9)
	Retail energy	22	30	25
	Fuel	(6)	(30)	2
	Energy purchases	(452)	165	40
	Discontinued operations	—	6	14
	Total	$306	$(334)	$72

Offsetting Derivative Instruments

Certain subsidiaries of Talen Energy have master netting arrangements or similar agreements in place including derivative clearing agreements with futures commission merchants (FCMs) to permit the trading of cleared derivative products on one or more futures exchanges.  The clearing arrangements permit a FCM to use and apply any property in its possession as a setoff to pay amounts or discharge obligations owed by a customer upon default of the customer and typically do not place any restrictions on the FCM's use of collateral posted by the customer.  Certain subsidiaries of Talen Energy also enter into agreements pursuant to which they trade certain energy and other products.  Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to offset amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2015	$693	$437	$74	$182	$539	$437	$30	$72

December 31, 2014	$1,318	$1,060	$10	$248	$1,217	$1,060	$58	$99

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

At December 31, 2015, the value of derivative contracts in a net liability position that contain credit risk-related contingent features was $70 million. Collateral posted on those positions was $71 million and the additional potential collateral requirements, primarily related to further adequate assurance features, were $34 million, which is net of receivables and payables already recorded on the Balance Sheet.

16.  Goodwill and Other Asset Impairments

U.S. GAAP requires that a long-lived asset (or asset group) be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Similarly, a goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that more likely than not the carrying amount of a reporting unit may be greater than its fair value.  During the second quarter of 2015, due to the impairment of its investment in PPL Energy Supply recorded by PPL (Talen Energy's former parent) at the time of the spinoff, coupled with, and, primarily driven by, Talen Energy Corporation's stock price at the spinoff date, Talen Energy's management concluded that these factors could be indicators of potential impairment with respect to certain long-lived assets and goodwill.  After considering additional information, Talen Energy determined that the undiscounted cash flows for potentially affected long-lived assets would not be directly impacted by these factors and therefore concluded that the undiscounted cash flows continued to exceed the carrying value and no further testing of long-lived assets was necessary in the second quarter.  Management also performed an interim goodwill impairment assessment as of June 1, 2015, the spinoff and acquisition date.  The goodwill impairment analysis is a two-step process.  The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired.  If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any.  The second step requires a company to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation.  The East reporting unit, which is equivalent to the East segment, failed step one as of June 1, 2015.  The step two analysis was not able to be completed by the filing of the second quarter Form 10-Q. As provided for in the applicable accounting guidance, no goodwill impairment charge was recorded based on management's best estimate at that time, which was confirmed when the second quarter analysis was subsequently completed.

In the third quarter of 2015, Talen Energy updated its fundamental pricing models in conjunction with market information gained as a result of the 2018/2019 planning year PJM capacity auction completed in August 2015. As a result, Talen Energy assessed certain long-lived assets for impairment and determined that the C.P. Crane coal-fired plant failed a recoverability test and as a result, recorded an impairment charge based on the plant's estimated fair value at September 30, 2015. Additionally, because the Sapphire plants were classified as held for sale and must be carried at the lower of its current carrying value or fair value less cost to sell, Talen Energy used updated cash flow information to calculate the estimated fair value of the Sapphire plants at September 30, 2015 and recorded an impairment charge based on estimated fair value. At November 30, 2015, in connection with the Sapphire plants being reclassified to held and used and continuing operations from held for sale and discontinued operations, management reassessed the fair value of each facility and recorded additional impairment charges. See Note 14 for additional information on these fair value estimates and the resulting non-cash asset impairment charges.

In addition, management's forward view of energy and capacity prices in PJM used in its fundamental pricing models, along with the consideration of other market information, has put pressure on the recoverability assessment of Talen Energy's other coal-fired generation assets. In December 2015, based on the availability of new gas price forecasts, management updated its fundamental view for long-term power, capacity and gas prices. Based upon the change in this fundamental view, management tested its coal-fired generation located primarily within the PJM market for impairment and concluded that the plants were not impaired at December 31, 2015. The recoverability assessment is very sensitive to forward energy and capacity price assumptions as well as forecasted operation and maintenance and capital spending. Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operation and maintenance expenditures, could negatively impact Talen Energy's operations primarily at its PJM based coal-fired facilities and potentially result in impairment charges for some or all of the carrying value of these plants. The carrying value of Talen Energy's coal-fired generation assets was more than $3 billion as of December 31, 2015.

Finally, Talen Energy Corporation's stock price declined significantly throughout the third quarter of 2015, indicating a significant change in the financial markets' view of the value of Talen Energy's business and/or the industry in which it operates and potential risks associated with an investment in Talen Energy Corporation's common stock.  As a result, Talen Energy management concluded that these factors could be indicators of goodwill impairment and reconsidered certain inputs incorporated in its assessment of fair value of both Talen Energy's overall business and the East reporting unit, where all of the goodwill was assigned. These inputs include risk premiums, growth rates, Talen Energy Corporation's stock price expectations and implied multiples from comparable companies' stock prices.  Based on this reassessment, the East reporting unit further declined in fair value, when compared to the value calculated in the second quarter of 2015 and again failed step one as of September 30, 2015.  The step two analysis was also completed during the third quarter and resulted in a non-cash goodwill impairment charge of $466 million pre-tax recorded for the East segment included within "Income (Loss) from Continuing Operations" in the Statement of Income for the year ended December 31, 2015. The impairment charge represented all of the goodwill reflected on the Balance Sheet. Most of the impaired goodwill is not deductible for tax purposes and there is no cash tax benefit related to the impairment. To estimate the fair value of Talen Energy's overall business and the East reporting unit, Talen Energy performed an internal analysis using a combination of a market approach using comparable businesses and an income approach based on discounted cash flows. Assumptions used in the discounted cash flow model, in addition to those discussed above, were the forward energy and capacity price curves, forecasted generation, and forecasted operation, maintenance and capital expenditures and a market participant discount rate. The market approach primarily applies EBITDA multiples, based on the implied market value of comparable publicly traded companies, to Talen Energy's and the East reporting unit's EBITDA to determine estimated fair values. During the fourth quarter of 2015, Talen Energy recorded various adjustments to the purchase price allocation for the RJS Power acquisition resulting in an adjustment to the goodwill recognized for the acquisition, which resulted in an insignificant adjustment to the previously recorded goodwill impairment.

The changes in carrying amount of Talen Energy's goodwill by segment for the years ended December 31 were as follows.

	East		West		Total
	2015	2014	2015	2014	2015	2014
Balance at beginning of period (a)	$72	$72	$—	$14	$72	$86
Goodwill recognized during the period (b)	393	—	—	—	393	—
Allocation to discontinued operations (c)	—	—	—	(14)	—	(14)
Impairment	(465)	—	—	—	(465)	—
Balance at end of period (a)	$—	$72	$—	$—	$—	$72

(a)	There was no accumulated impairment loss related to goodwill at December 31, 2014 and $465 million at December 31, 2015.

(b)	Recognized as a result of the acquisition of RJS Power. See Note 6 for additional information.

(c)	Goodwill allocated to the sale of the Talen Montana hydroelectric generating facilities and written off. See Note 6 for additional information related to the sale.

In 2014 and 2013, Talen Energy also recorded impairments related to the Kerr Dam project and Corette plant, both in Montana. See Note 14 for additional information.

17. Other Intangible Assets

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land and transmission rights	$16	$13	$17	$14
Emission allowances/RECs (a)	9		10
Licenses and other (b) (c)	325	23	270	19
Total	$350	$36	$297	$33

(a)	Includes emission allowances and RECs that are expensed when consumed or sold; therefore, there is no accumulated amortization.

(b)
"Other" includes costs for the development of licenses, the most significant of which is the COLA. Amortization of these costs begins when the related asset is placed in service. See Note 6 for additional information on the COLA.

(c)
"Other" also includes intangibles acquired as part of the RJS Power acquisition including $28 million for a pipeline lease that is being amortized over a 14 year period and $16 million for an ash site permit that is being amortized over a 22 year period.

Current intangible assets are included in "Other current assets" and long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense for the years ended December 31, excluding consumption of emission allowances, RECs and RGGI credits of $44 million, $24 million and $23 million in 2015, 2014, and 2013, was as follows:

	2015	2014	2013
Amortization Expense	$4	$4	$5

Amortization expense, excluding consumption of emission allowances and RGGI credits is expected to be insignificant in future years.

18.  Asset Retirement Obligations

Talen Energy has recorded AROs to reflect various legal obligations associated with the retirement of long-lived assets, the most significant of which relates to the decommissioning of the Susquehanna nuclear plant. Assets in the NDT funds are legally restricted for the purpose of settling this ARO. See Notes 14 and 19 for additional information on the nuclear decommissioning trust funds. Other AROs recorded relate to various environmental requirements for coal piles, ash basins and other waste basin retirements.

Talen Energy has recorded several conditional AROs, the most significant of which is related to the removal and disposal of asbestos-containing material. In addition to the AROs that were recorded for asbestos-containing material, Talen Energy identified other asbestos-related obligations, but was unable to reasonably estimate their fair values. Talen Energy management was unable to reasonably estimate a settlement date or range of settlement dates for the remediation of all of the asbestos-containing material at certain of the generation plants. If economic events or other circumstances change that enable Talen Energy to reasonably estimate the fair value of these retirement obligations, they will be recorded at that time.

Talen Energy also identified legal retirement obligations associated with the retirement of a reservoir that could not be reasonably estimated due to an indeterminable settlement date.

The changes in the carrying amounts of Talen Energy's AROs were as follows.

	2015	2014
ARO at beginning of period	$425	$404
Accretion expense	35	32
Changes in estimate of cash flow or settlement date (a)	25	(16)
Obligations assumed in RJS Power acquisition	18	—
Obligations incurred	2	13
Obligations settled	(4)	(8)
ARO at end of period	$501	$425

(a)	Includes increases in 2015 of $41 million as a result of a new CCR rule. Further changes to the AROs may be required as estimates are refined and analysis of the rule continues.

Substantially all of the ARO balances are classified as non-current at December 31, 2015 and 2014.

19.  Available-for-Sale Securities

Securities held by Talen Energy's NDT funds and auction rate securities are classified as available-for-sale.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of Talen Energy's available-for-sale securities.

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
NDT funds:
Cash and cash equivalents	$11	$—	$—	$11	$19	$—	$—	$19
Equity securities	297	406	—	703	283	417	—	700
Debt securities	230	7	—	237	218	11	—	229
Receivables/payables, net	—	—	—	—	2	—	—	2
Total NDT funds	$538	$413	$—	$951	$522	$428	$—	$950

Auction rate securities	$6	$—	$—	$6	$8	$—	$—	$8

See Note 14 for details on the securities held by the NDT funds.

There were no securities with credit losses at December 31, 2015 and 2014.

The following table shows the scheduled maturity dates of debt securities held at December 31, 2015.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 6-10 Years	Maturity in Excess of 10 Years	Total
Amortized cost	$7	$101	$67	$61	$236
Fair value	7	102	69	65	243

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities.

	2015	2014	2013
Proceeds from sales of NDT securities (a)	$180	$154	$144
Other proceeds from sales	2	9	—
Gross realized gains (b)	26	23	17
Gross realized losses (b)	22	10	7

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.

(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

NDT Funds

Amounts previously collected from PPL Electric's customers for decommissioning the Susquehanna nuclear plant, less applicable taxes, were deposited in external trust funds for investment and can only be used for future decommissioning costs. To the extent that the actual costs for decommissioning exceed the amounts in the nuclear decommissioning trust funds, Susquehanna Nuclear would be obligated to fund 90% of the shortfall.

20.  Accumulated Other Comprehensive Income (Loss)

The after-tax changes in Talen Energy's AOCI by component for the years ended December 31 were as follows.

	Unrealized gains (losses)		Defined benefit plans
	Available- for-sale securities	Qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
December 31, 2012	$112	$211	$(10)	$(265)	$48
Amounts arising during the period	67	—	2	71	140
Reclassifications from AOCI	(6)	(123)	4	14	(111)
Net OCI during the period	61	(123)	6	85	29
December 31, 2013	$173	$88	$(4)	$(180)	$77

Amounts arising during the period	35	—	8	(120)	(77)
Reclassifications from AOCI	(6)	(25)	3	5	(23)
Net OCI during the period	29	(25)	11	(115)	(100)
December 31, 2014	$202	$63	$7	$(295)	$(23)

Amounts arising during the period	(6)	—	(3)	46	37
Reclassifications from AOCI	(2)	(19)	(1)	(18)	(40)
Net OCI during the period	(8)	(19)	(4)	28	(3)
December 31, 2015	$194	$44	$3	$(267)	$(26)

The following table presents the gains (losses) and related income taxes for reclassifications from Talen Energy's AOCI for the years ended December 31.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the years; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 9 for additional information.

			Affected Line Item on the
Details about AOCI	2015	2014	Statements of Income
Available-for-sale securities	$4	$13	Other Income (Expense) - net
Income Taxes	(2)	(7)
Total After-tax	2	6

Qualifying derivatives
Commodity contracts	(3)	1	Wholesale energy
	33	31	Energy purchases
	—	8	Discontinued operations
	1	2	Other
Total Pre-tax	31	42
Income Taxes	(12)	(17)
Total After-tax	19	25

Defined benefit plans
Prior service costs	1	(4)
Net actuarial loss	29	(9)
Total Pre-tax	30	(13)
Income Taxes	(11)	5
Total After-tax	19	(8)
Total reclassifications during the period	$40	$23

21.  New Accounting Guidance Pending Adoption

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

Talen Energy will adopt this guidance effective January 1, 2016.  The adoption of this guidance is not expected to have a significant impact.

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

Talen Energy will adopt this guidance effective January 1, 2016. The adoption of this guidance will require Talen Energy to reclassify debt issuance costs from assets to long-term debt, and is not expected to have a significant impact.

Recognition of Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities under the fair value option, and the disclosure requirements for financial instruments. This guidance generally requires entities to measure equity investments that are not accounted for under the equity method of accounting and do not result in consolidation at fair value and recognize any changes in fair value in net income. Entities may elect to record equity investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes. The impairment model for equity investments subject to this election is a single-step qualitative assessment performed each quarter. For financial liabilities measured using the fair value option, changes in fair value related to instrument-specific credit risk to be presented separately within OCI.

For public business entities, this guidance should generally be applied prospectively for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is generally not permitted, although entities may early adopt the provision related to financial liabilities under the fair value option.

Talen Energy expects to adopt this guidance effective January 1, 2018. Upon adoption, an entity will record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with the exception that the amendments related to equity securities with readily determined fair values should be applied prospectively. Talen Energy is currently assessing the impact of adopting this guidance, which may be significant for equity securities held in the NDT funds.

Accounting for Leases

In February 2016, the FASB issued accounting guidance that updates the accounting for leases.  The updated guidance will require lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms of more than 12 months.  Consistent with current accounting guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to the current capital lease) or an operating lease.  However, unlike current accounting guidance, which requires only capital leases to be recognized on the balance sheet, the new accounting guidance will require both types of leases to be recognized on the balance sheet.

The new accounting guidance also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The accounting by lessors will remain largely unchanged.  However, the new accounting guidance contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014 and discussed above.

For public business entities, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those years.  Early application is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.  These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.  An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous accounting guidance unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous accounting guidance.

Talen Energy is currently assessing the impact of adopting this guidance and expects to adopt this guidance effective January 1, 2019.

SCHEDULE I - TALEN ENERGY CORPORATION

CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars, except share data)
	Year Ended December 31, 2015 (a)	Inception through December 31, 2014 (a)
Operating Revenues	$—	$—
Operating Expenses	—	—
Operating Income (Loss)	—	—
Other Income (Expense) - net
Equity in earnings of subsidiaries	(373)	—
Total Other Income (Expense) - net	(373)	—
Net Income (Loss) Attributable to Talen Energy Corporation Stockholders	$(373)	$—
Comprehensive Income (Loss) Attributable to Talen Energy Corporation Stockholders	$(449)	$—
Earnings Per Share of Common Stock:
Net Income (Loss) Available to Talen Energy Corporation Common Stockholders
Basic	$(2.90)	$—
Diluted	$(2.90)	$—
Weighted-Average Shares of Common Stock Outstanding (in thousands) (b)
Basic	128,509	—
Diluted	128,509	—

(a)
Talen Energy Corporation was incorporated in June 2014 and its business operations began in June 2015 after the completion of its spinoff from PPL. Therefore, the 2015 results are primarily from June 1 to December 31, while the 2014 results are from the same period. See Note 1 to the Unconsolidated Financial Statements for additional information.

(b)	Weighted average shares were calculated for the seven month period from June 1, 2015 to December 31, 2015.

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - TALEN ENERGY CORPORATION
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
	Year Ended December 31, 2015 (a)	Inception through December 31, 2014 (a)
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities	—	—
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

(a)
Talen Energy Corporation was incorporated in June 2014 and its business operations began in June 2015 after the completion of its spinoff from PPL. Therefore, the 2015 results are primarily from June 1 to December 31, while the 2014 results are from the same period. See Note 1 to the Unconsolidated Financial Statements for additional information.

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - TALEN ENERGY CORPORATION
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars, shares in thousands)
	2015	2014
Assets
Investments
Affiliated companies at equity	$4,303	$—

Total Assets	$4,303	$—

Liabilities and Equity
Equity
Common stock - $0.001 par value (a)	$—	$—
Additional paid-in capital	4,702	—
Accumulated deficit	(373)	—
Accumulated other comprehensive loss	(26)	—
Total Equity	4,303	—
Total Liabilities and Equity	$4,303	$—

(a) 1,000,000 shares authorized; 128,509 shares issued and outstanding at December 31, 2015.

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - TALEN ENERGY CORPORATION
NOTES TO CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In June 2014, Talen Energy Corporation was incorporated in connection with PPL and Talen Energy Supply executing definitive agreements with the Riverstone Holders to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy Corporation. On June 1, 2015, PPL completed the spinoff to PPL shareowners of a newly formed entity, Talen Energy Holdings, Inc. (Holdco), which at such time owned all of the membership interests of Talen Energy Supply and all of the common stock of Talen Energy Corporation. Immediately following the spinoff, Holdco merged with a special purpose subsidiary of Talen Energy Corporation, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy Corporation and the sole owner of Talen Energy Supply. As a result, the operating results reflected on the Statement of Income represent activity that occurred after June 1, 2015. Talen Energy Corporation conducts substantially all of its business operations through its subsidiaries. Substantially all of its consolidated assets are held by such subsidiaries. These condensed unconsolidated financial statements and related footnotes have been prepared in accordance with Reg §210.12-04 of Regulation S-X. On an unconsolidated basis, there is no comparable information for Talen Energy Corporation prior to the June 1, 2015 spinoff from PPL. These statements should be read in conjunction with the consolidated financial statements and notes thereto of Talen Energy Corporation.

Talen Energy Corporation indirectly or directly owns all of the ownership interests of its significant subsidiaries. See Note 5 to Talen Energy Corporation's consolidated financial statements for discussions on restricted net assets of its subsidiaries for the purpose of transferring funds to Talen Energy Corporation in the form of distributions, loans or advances.

2.	Commitments and Contingencies

See Note 11 to Talen Energy Corporation's consolidated financial statements for commitments and contingencies of its subsidiaries.

Guarantees and Other Assurances

Talen Energy Corporation's subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts that may become due under Talen Energy Corporation's guarantees or other assurances or to make any funds available for such payment.

In the normal course of business, Talen Energy Corporation enters into agreements that provide financial assurance to third parties on behalf of certain subsidiaries. Such agreements include surety bonds issued by insurance companies. These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

QUARTERLY FINANCIAL DATA (UNAUDITED)
Talen Energy Corporation and Subsidiaries
(Millions of Dollars, except per share data)

	For the 2015 Quarters Ended (a)				For the 2014 Quarters Ended (a)
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Operating revenues as previously reported	$946	$1,065	$1,419		$(955)	$1,007	$1,601	$2,083
Reclassification between revenue and expense (b)	145	(125)	(135)		1,901	83	(409)	(730)
Reclassification from discontinued operations (c)	—	8	36		—	—	—	—
Operating revenues	1,091	948	1,320	$1,122	946	1,090	1,192	1,353
Operating Income (Loss) as previously reported		34	(246)
Reclassification from discontinued operations (c)		1	(100)
Operating Income (Loss)	178	35	(346)	94	(79)	16	189	271
Income (Loss) from continuing operations after income taxes as previously reported		25	(339)
Reclassification from discontinued operations (c)		1	(62)
Income (Loss) from continuing operations after income taxes	96	26	(401)	(62)	(58)	2	94	149
Income (Loss) from discontinued operations as previously reported		1	(62)
Reclassification from discontinued operations (c)		(1)	62
Income (Loss) from discontinued operations	—	—	—	—	(8)	11	7	213
Net Income (Loss) Attributable to Talen Energy Corporation stockholders (d)	96	26	(401)	(62)	(66)	13	101	362

Income (Loss) from continuing operations after income taxes available to Talen Energy Corporation stockholders (e)
Basic EPS	1.15	0.26	(3.12)	(0.48)	(0.69)	0.03	1.13	1.78
Diluted EPS (f)	1.15	0.26	(3.12)	(0.48)	(0.69)	0.03	1.13	1.78
Net Income (Loss) available to Talen Energy Corporation stockholders (e)
Basic EPS	1.15	0.26	(3.12)	(0.48)	(0.79)	0.16	1.21	4.33
Diluted EPS (f)	1.15	0.26	(3.12)	(0.48)	(0.79)	0.16	1.21	4.33

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b)
In the fourth quarter of 2015, Talen Energy reclassified amounts between "Wholesale energy" within operating revenues and "Energy purchases" within operating expense on the Statements of Income. See Note 1 to the Financial Statements for additional information.

(c)
In the fourth quarter of 2015, the Sapphire operations, which were originally classified as discontinued operations as part of the RJS Power acquisition, were reclassified to continuing operations. See Note 1 to the Financial Statements for additional information.

(d)
The third and fourth quarters of 2015 include impairment charges related to goodwill, the Sapphire plants and the C.P. Crane plant. The fourth quarter of 2014 includes a gain of $137 million (after tax) from the sale of hydroelectric generating facilities of Talen Montana. See Note 6 to the Financial Statements for additional information on the sale and Notes 14 and 16 to the Financial Statements for additional information on the impairments.

(e)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.

(f)
As a result of reported losses, weighted-average shares used in the diluted earnings per share computations for the quarters ended September 30 and December 31, 2015 excludes incremental shares as they were anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Talen Energy Corporation and Talen Energy Supply, LLC

None.

Item 9A. Controls and Procedures

Talen Energy Corporation and Talen Energy Supply, LLC

(a)    Evaluation of Disclosure Controls and Procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded for their respective companies that, as of December 31, 2015, the registrants' disclosure controls and procedures were effective to ensure that information required to be disclosed by each registrant in the reports filed by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)    Change in Internal Controls over Financial Reporting.

The registrants' principal executive officers and principal financial officers have concluded for the fourth quarter for their respective companies that the June 1, 2015 RJS acquisition and the November 1, 2015 MACH Gen acquisition created material changes to its internal control over financial reporting. RJS collectively is a significant subsidiary, representing as of and for the year ended December 31, 2015 approximately 17% and 12% of Talen Energy's total consolidated assets and revenue. MACH Gen is a significant subsidiary, representing as of December 31, 2015 approximately 10% of Talen Energy's total consolidated assets. The registrants are transitioning the processes, information technology systems and other components of internal control over financial reporting of RJS Power and MACH Gen to the internal control structure of the registrants. The registrants have expanded their consolidation and disclosure controls and procedures related to the acquired companies, and the registrants continue to assess the current internal control over financial reporting at RJS and MACH Gen. Accordingly, as permitted under SEC guidance, each of the registrants has elected to exclude RJS and MACH Gen from its management's assessment of the effectiveness of internal controls as of December 31, 2015. Except for the RJS and MACH Gen acquisitions, the aforementioned principal executive officers and principal financial officers have concluded for their respective companies that there were no other changes in the registrants' internal control over financial reporting during the registrants' fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of each of the registrants is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Internal control over financial reporting for each registrant is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The management of each registrant, with the participation of their respective principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the fiscal year based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in "Internal Control - Integrated Framework" (2013), the management of each of the registrants concluded for their respective companies that each registrant's internal control over financial reporting was effective as of December 31, 2015.

As permitted by SEC guidance and for the reasons set forth under "Change in Internal Controls over Financial Reporting" above each of the registrants has elected to exclude RJS and MACH Gen from management's assessment of internal controls as of December 31, 2015. RJS collectively is a significant subsidiary, representing as of and for the year ended December 31, 2015 approximately 17% and 12% of Talen Energy's total consolidated assets and revenue. The RJS entities were acquired in

June 2015. MACH Gen is a significant subsidiary, representing as of December 31, 2015 approximately 10% of Talen Energy's total consolidated assets. MACH Gen and its subsidiaries were acquired in November 2015.

With respect to Talen Energy Corporation, this annual report does not include an attestation report of Ernst & Young LLP, its independent registered public accounting firm, regarding effectiveness of internal control over financial reporting due to a transition period established by the SEC for newly public companies.

With respect to Talen Energy Supply, this annual report does not include an attestation report of Ernst & Young LLP, its independent registered public accounting firm, regarding effectiveness of internal control over financial reporting based upon rules of the SEC that permit a non-accelerated filer to provide only management's report on internal control over financial reporting in its annual report.

ITEM 9B. OTHER INFORMATION

Talen Energy Corporation and Talen Energy Supply, LLC

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Talen Energy Corporation

Additional information required by this item will be included under the captions "Proposals - Proposal 1: Election of Directors," "Corporate Governance - Board Committees - Compensation, Governance and Nominating Committee - Governance and Director Nominations," "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance - The Board - Code of Ethics," and "Corporate Governance - Board Committees - Audit Committee" in Talen Energy Corporation's Proxy Statement related to the 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015, and is incorporated herein by reference.

Talen Energy Supply, LLC

Item 10 is omitted as Talen Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

EXECUTIVE OFFICERS OF TALEN ENERGY

Executive officers of Talen Energy Corporation are elected annually by its board of directors. The officers of Talen Energy Corporation are the same for Talen Energy Supply. Each holds office for a term of one year until his successor is duly elected and qualified, or until his earlier death, resignation or removal.

Listed below are the executive officers of Talen Energy Corporation at December 31, 2015.

Name	Age	Position
Paul A. Farr	48	Director, President and Chief Executive Officer
Jeremy R. McGuire	44	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Clarence J. Hopf	59	Senior Vice President and Chief Commercial Officer
Timothy S. Rausch	51	Senior Vice President and Chief Nuclear Officer
James E. Schinski	56	Senior Vice President and Chief Administrative Officer
Paul M. Breme	44	Vice President, General Counsel and Corporate Secretary

Paul A. Farr has served as Director, President and Chief Executive Officer since June 2015. He served as president of PPL Energy Supply, LLC (currently known as Talen Energy Supply, LLC) and PPL Generation, LLC (currently known as Talen Energy Generation, LLC) from June 2014 until June 2015. He also previously served as executive vice president and chief financial officer of PPL Corporation from April 2007 until June 2014.

Jeremy R. McGuire has served as Senior Vice President and Chief Financial Officer since June 2015. In August 2015, Mr. McGuire assumed the role of acting Chief Accounting Officer. Mr. McGuire, a former investment banker, joined PPL Corporation in 2008 and led the strategic planning function at that company from 2008 until June 2015.

Clarence J. Hopf, Jr. has served as Senior Vice President and Chief Commercial Officer since June 2015. He served as senior vice president - Fossil and Hydro Generation for PPL Energy Supply, LLC (currently known as Talen Energy Supply, LLC) from August 2014 until June 2015. Mr. Hopf joined PPL Corporation in October 2005 but left in 2008 to accept a position with Public Service Enterprise Group Incorporated (PSEG) as president of its energy marketing and trading subsidiary. He rejoined PPL EnergyPlus, LLC (currently known as Talen Energy Marketing, LLC) in 2012 and directed coal trading and supply, and later the wholesale marketing function, before being named eastern trading vice president in March 2014.

Timothy S. Rausch has served as Senior Vice President and Chief Nuclear Officer since June 2015. He served as senior vice president and chief nuclear officer of PPL Generation, LLC (currently known as Talen Generation, LLC) with responsibility for the Susquehanna nuclear plant, from July 2009 until June 2015.

James E. Schinski has served as Senior Vice President and Chief Administrative Officer since June 2015. He joined PPL Services in 2009 as vice president-chief information officer and served in that role until July 2014. From July 2014 until June 2015 he served in a vice president role to assist Talen Energy senior management in the transition from PPL Corporation to Talen Energy.

Paul M. Breme has served as Vice President, General Counsel and Corporate Secretary since June 2015. He joined PPL Corporation's Office of General Counsel in 2008 from the law firm of Cahill, Gordon & Reindel LLP, where he specialized in corporate law and finance. At PPL Corporation, he served as counsel from 2008 to 2009, as senior counsel until 2012 and as associate general counsel from 2012 until June 2015.

ITEM 11. EXECUTIVE COMPENSATION

Talen Energy Corporation

Information for this item will be set forth in the sections entitled "Corporate Governance - Board Compensation," "Corporate Governance - Board Committees - Compensation, Governance and Nominating Committee - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in Talen Energy Corporation's Proxy Statement related to the 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015, and which information is incorporated herein by reference.

Talen Energy Supply, LLC

Item 11 is omitted as Talen Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Talen Energy Corporation

Information for this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management - Principal Stockholders" in Talen Energy Corporation's Proxy Statement in connection with its 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which equity securities of Talen Energy Corporation are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,415,850 (2)	4.91 (4)	4,214,150 (5)
	34,967 (3)		465,033 (6)
Equity compensation plans not approved by security holders	-	-	-
Total	1,450,817	4.91	4,679,183

(1)
Includes (a) the Talen Energy Corporation 2015 SIP under which stock options, restricted stock, restricted stock units, performance units and other stock-based awards may be awarded to executive officers and directors of Talen Energy Corporation and its subsidiaries and (b) the Talen Energy Directors Deferred Compensation Plan (DDCP) under which stock units may be awarded to directors of Talen Energy Corporation. See Note 8 to the Financial Statements for additional information.

(2)	Total includes (i) 991,101 stock options, (ii) 265,849 restricted stock units and (iii) 158,900 performance units issued under the SIP.

(3)	Represents stock units issued under the DDCP.

(4)
The weighted average exercise price relates only to stock options granted under the SIP. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

(5)
These shares are available for grant as of December 31, 2015 under the SIP. The total number of shares which may be issued under the SIP is 5,630,000, of which the maximum number of shares for which incentive stock options may be issued is 2,000,000.

(6)	These shares are available for grant as of December 31, 2015 under the DDCP. The total number of shares that have been registered for issuance under the DDCP is 500,000.

Talen Energy Supply, LLC

Item 12 is omitted as Talen Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Talen Energy Corporation

Information for this item will be set forth in the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance - The Board - Director Independence" in Talen Energy Corporation's Proxy Statement in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015, and is incorporated herein by reference.

Talen Energy Supply, LLC

Item 13 is omitted as Talen Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Talen Energy Corporation

Information for this item will be set forth in the section entitled "Corporate Governance - Board Committees - Audit Committee - Fees to the Independent Auditor for 2015 and 2014" and "Approval of Fees" in Talen Energy Corporation's Proxy Statement in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2015, and which information is incorporated herein by reference.

Talen Energy Supply, LLC

The following table presents an allocation of fees billed, including expenses, by Ernst & Young LLP (EY) to Talen Energy Corporation and PPL (for services prior to June 1, 2015) for the fiscal years ended December 31, 2015 and 2014, for professional services rendered for the audit of Talen Energy Supply's annual financial statements and for fees billed for other services rendered by EY.

	2015	2014
	(in thousands)
Audit fees (a)	$2,646	$1,483
Audit-related fees (b)	287	—
Tax fees (c)	371	49
All other fees	—	—
Total Fees	$3,304	$1,532

(a)
Includes estimated fees for the audit of the annual financial statements and the review of the financial statements included in Talen Energy Supply's Quarterly Reports on Form 10-Q (which includes subsidiaries added during 2015, such as Raven, Jade, Sapphire and MACH Gen) and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC (e.g. re-marketing of certain financings).

(b)	Includes performance of due diligence and consultation services in connections with merger and acquisition activities.

(c)
Includes fees for tax advice in connection with merger and acquisition activities as well as tax advice related to capital expenditures on certain hydro-electric plant upgrades and various state and local tax issues.

Approval of Fees The Audit Committee has procedures for pre-approving audit and non-audit services to be provided by the independent auditor. These procedures are designed to ensure the continued independence of the independent auditor. More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee. As a result, the Audit Committee of Talen Energy Corporation has pre-approved specified services and authorization levels. All services other than those specified in the procedures and all amounts exceeding the authorization levels are approved in advance by the Chair of the Audit Committee, who serves as the Committee designee to review and approve audit and non-audit related services during the year. A listing of the approved audit and non-audit services is reviewed with the full Audit Committee no later than its next meeting. 100% of the 2015 and 2014 services provided by EY were pre-approved in accordance with applicable policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Talen Energy Corporation and Talen Energy Supply, LLC

(a) The following documents are filed as part of this report:

1.	Financial Statements - Refer to the "Table of Contents" for an index of the financial statements included in this report.

2.	Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

Schedule I - Talen Energy Corporation's Condensed Unconsolidated Financial Statements

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index immediately following the signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Talen Energy Corporation
(Registrant)

By /s/ Paul A. Farr
Paul A. Farr
Director, President and Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Paul A. Farr
Paul A. Farr
Director, President and Chief Executive Officer

By /s/ Jeremy R. McGuire
Jeremy R. McGuire
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Ralph Alexander, Director
Frederick M. Bernthal, Director
Edward J. Casey Jr., Director
Philip G. Cox, Director
Louise K. Goeser, Director
Stuart E. Graham, Director
Michael B. Hoffman, Director

By /s/ Jeremy R. McGuire
Jeremy R. McGuire, Attorney-in-fact

Date: February 26, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Talen Energy Supply, LLC
(Registrant)

By /s/ Paul A. Farr
Paul A. Farr
Manager, President and Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Paul A. Farr
Paul A. Farr
Manager, President and Chief Executive Officer

By /s/ Jeremy R. McGuire
Jeremy R. McGuire
Manager, Senior Vice President, Chief Financial Officer and Chief Accounting Officer

By /s/ Clarence J. Hopf Jr.
Clarence J. Hopf Jr.
Manager

By /s/ Paul M. Breme
Paul M. Breme
Manager

Date: February 26, 2016

EXHIBIT INDEX

The following Exhibits indicated by an asterisk are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a + are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

2.1	-
Separation Agreement, dated as of June 9, 2014, among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC (incorporated by reference to Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on June 12, 2014)

2.2	-
Transaction Agreement, dated as of June 9, 2014, among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC and Raven Power Holdings LLC (incorporated by reference to Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944)) filed on June 12, 2014)

2.3	-
Amendment No. 1, dated as of October 23, 2014, to the Transaction Agreement, dated as of June 9, 2014, among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC and Raven Power Holdings LLC (incorporated by reference to Exhibit 2.3 to Talen Energy Corporation Registration Statement on Form S-1 (File No. 333-199888) filed on November 5, 2014)

2.4	-
Purchase and Sale Agreement, dated as of July 18, 2015, by and among Talen Energy Supply, LLC, the sellers named therein, Silver Oak Capital, LLC, as seller representative and MACH Gen, LLC, with respect to 100% of the membership interests in MACH Gen, LLC (incorporated by reference to Exhibit 2.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388)) filed on July 20, 2015)

2.5	-
Asset Purchase Agreement, dated as of October 7, 2015, by and between Holtwood, LLC and BIF III Holtwood LLC (incorporated by reference to Exhibit 2.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on October 9, 2015)

2.6*	-	Amended and Restated Purchase and Sale Agreement, dated as of December 22, 2015, by and between Talen Generation, LLC and TransCanada Facility USA, Inc.
3.1	-
Amended and Restated Certificate of Incorporation of Talen Energy Corporation (incorporated by reference to Exhibit 3.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)

3.2	-	Amended and Restated Bylaws of Talen Energy Corporation (incorporated by reference to Exhibit 3.2 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)
3.3	-
Certificate of Formation of Talen Energy Supply (f/k/a PPL Energy Supply, LLC) (incorporated by reference to Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794) filed on December 7, 2001)

3.4	-
Certificate of Amendment of Talen Energy Supply (f/k/a PPL Energy Supply, LLC) (incorporated by reference to Exhibit 3(c)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2011))

3.5	-
Certificate of Amendment of Talen Energy Supply, LLC (f/k/a PPL Energy Supply, LLC) dated June 1, 2015 (incorporated by reference to Exhibit 3.5 to Talen Energy Corporation Form 10-Q Report (File No. 1-37388) for the quarter ended September 30, 2015)

3.6	-
Limited Liability Company Agreement of Talen Energy Supply (f/k/a PPL Energy Supply, LLC) (incorporated by reference to Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794) filed on December 7, 2001)

4.1	-
Stockholder Agreement, dated as of June 1, 2015, by and between Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC and Talen Energy Corporation (incorporated by reference to Exhibit 4.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)

4.2	-
Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and The Bank of New York Mellon, as successor to JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794) filed on December 7, 2001)

4.3	-
Supplemental Indenture No. 2, dated as of August 15, 2004, to said Indenture (incorporated by reference to Exhibit 4(h)-4 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4.4	-
Supplemental Indenture No. 3, dated as of October 15, 2005, to said Indenture (incorporated by reference to Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) filed on October 28, 2005)

4.5	-
Form of Note for PPL Energy Supply, LLC's $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM) (incorporated by reference to Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) filed on October 28, 2005)

4.6	-
Supplemental Indenture No. 4, dated as of May 1, 2006, to said Indenture (incorporated by reference to Exhibit 4(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4.7	-
Supplemental Indenture No. 6, dated as of July 1, 2006, to said Indenture (incorporated by reference to Exhibit 4(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4.8	-
Supplemental Indenture No. 7, dated as of December 1, 2006, to said Indenture (incorporated by reference to Exhibit 4(f)-10 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

4.9	-
Supplemental Indenture No. 8, dated as of December 1, 2007, to said Indenture (incorporated by reference to Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) filed on December 20, 2007)

4.10	-
Supplemental Indenture No. 9, dated as of March 1, 2008, to said Indenture (incorporated by reference to Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) filed on March 14, 2008)

4.11	-
Supplemental Indenture No. 10, dated as of July 1, 2008, to said Indenture (incorporated by reference to Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on July 21, 2008)

4.12	-
Supplemental Indenture No. 11, dated as of December 1, 2011, to said Indenture (incorporated by reference to Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on December 16, 2011)

4.13	-
Supplemental Indenture No. 12, dated as of February 12, 2013, to said Indenture (incorporated by reference to Exhibit 4.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on February 13, 2013)

4.14	-	Supplemental Indenture No. 13, dated as of May 19, 2015, to said Indenture (incorporated by reference to Exhibit 4.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on May 19, 2015)
4.15	-
Officer's Certificate, dated May 19, 2015, pursuant to Supplemental Indenture No. 13, establishing the form and certain terms of the Notes (incorporated by reference to Exhibit 4.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on May 19, 2015)

4.16	-	Form of 6.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on May 19, 2015)
4.17	-
Registration Rights Agreement, dated May 19, 2015, among PPL Energy Supply, LLC and Citigroup Global Markets Inc., BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on May 19, 2015)

4.18	-
Series 2009A Exempt Facilities Loan Agreement, dated as of April 1, 2009, between PPL Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (incorporated by reference to Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on April 9, 2009)

4.19	-
First Supplement to Series 2009A Exempt Facilities Loan Agreement, dated September 1, 2015, between Talen Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (incorporated by reference to Exhibit 4(a) to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on September 1, 2015)

4.20	-
Series 2009B Exempt Facilities Loan Agreement, dated as of April 1, 2009, between PPL Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (incorporated by reference to Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on April 9, 2009)

4.21	-
First Supplement to Series 2009B Exempt Facilities Loan Agreement, dated September 1, 2015, between Talen Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (incorporated by reference to Exhibit 4(b) to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on September 1, 2015)

4.22	-
Series 2009C Exempt Facilities Loan Agreement, dated as of April 1, 2009, between PPL Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (incorporated by reference to Exhibit 4(c) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) filed on April 9, 2009)

4.23	-
First Supplement to Series 2009C Exempt Facilities Loan Agreement, dated September 1, 2015, between Talen Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (incorporated by reference to Exhibit 4(c) to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on September 1, 2015)

4.24	-
Indenture, dated as of July 10, 2014, among RJS Power Holdings LLC, the guarantors party thereto and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.16 to Talen Energy Corporation Registration Statement on Form S-1 (File No. 333-199888) filed on November 5, 2014)

4.25	-
Supplemental Indenture No. 1, dated as of June 1, 2015, among PPL Energy Supply, LLC, RJS Power Holdings LLC, RJS Power LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)

4.26	-
Third Supplemental Indenture, dated as of February 12, 2013, to Trust Indenture dated as of June 1, 1999, among PPL Ironwood, LLC, The Bank of New York Mellon, as Trustee and The Bank of New York Mellon, as Depositary Bank (incorporated by reference to Exhibit 10(hh) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

10.1	-
Employee Matters Agreement, dated as of June 9, 2014, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC and Raven Power Holdings LLC (incorporated by reference to Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10.2	-
Transition Services Agreement, dated as of June 1, 2015, by and between PPL Corporation and PPL Energy Supply, LLC (incorporated by reference to Exhibit 10.4 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)

10.3	-
Transition Services Agreement, dated as of May 4, 2015, by and between Topaz Power Management, LP and PPL Energy Supply, LLC (incorporated by reference to Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 333-199888) filed on May 8, 2015)

10.4	-
Credit Agreement, dated as of June 1, 2015, among PPL Energy Supply, LLC, the lenders and arrangers party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)

10.5	-
Guarantee and Collateral Agreement, dated as of June 1, 2015, among PPL Energy Supply, LLC, the subsidiaries of the borrower from time to time party thereto and Citibank, N.A., as collateral trustee (incorporated by reference to Exhibit 10.2 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)

10.6	-
Collateral Trust and Intercreditor Agreement, dated as of June 1, 2015, among PPL Energy Supply, LLC, the subsidiary guarantors party thereto from time to time and Citibank, N.A., as administrative agent and as collateral trustee (incorporated by reference to Exhibit 10.3 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)

10.7	-
Secured Energy Marketing and Trading Facility Common Agreement, dated as of November 1, 2010, among PPL EnergyPlus, LLC, PPL Energy Supply, LLC, PPL Brunner Island, LLC, PPL Montour, LLC, Wilmington Trust FSB, as Collateral Agent and the Secured Counterparties thereto (incorporated by reference to Exhibit 10.8 to Talen Energy Corporation Registration Statement on Form S-1 (File No. 333-199888) filed on March 18, 2015)

10.8	-
Open-End Mortgage, Security Agreement and Fixture Filing from PPL Montour, LLC to Wilmington Trust FSB, as Collateral Agent, dated as of October 26, 2010 (incorporated by reference to Exhibit 10(w) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10.9	-
Open-End Mortgage, Security Agreement and Fixture Filing from PPL Brunner Island, LLC to Wilmington Trust FSB, as Collateral Agent, dated as of October 26, 2010 (incorporated by reference to Exhibit 10(x) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10.10	-
Guaranty of PPL Montour, LLC and PPL Brunner Island, LLC, dated as of November 3, 2010, in favor of Wilmington Trust FSB, as Collateral Agent, for itself as Beneficiary and for the Secured Counterparties described therein (incorporated by reference to Exhibit 10(y) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10.11	-
Secured Energy Marketing and Trading Facility Amended and Restated Common Agreement dated as of December 15, 2015 among Talen Energy Marketing, LLC, Talen Energy Supply, LLC, Brunner Island, LLC, Montour, LLC, Wilmington Trust, National Association, as collateral agent, and the secured counterparties thereto (incorporated by reference to Exhibit 10.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on December 21, 2015)

10.12	-
First Amendment to Collateral Trust and Intercreditor Agreement dated as of November 13, 2015 among Talen Energy Supply, LLC, the subsidiary guarantors identified on the signature pages thereto and Citibank, N.A., as administrative agent and collateral trustee (incorporated by reference to Exhibit 10.2 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on December 21, 2015)

10.13	-
Accession Agreement dated as of December 15, 2015 among Wilmington Trust, National Association, the credit parties identified on the signature pages thereto and Citibank, N.A, as collateral trustee, as acknowledged by Talen Energy Supply, LLC (incorporated by reference to Exhibit 10.2 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on December 21, 2015)

10.14	-
Amended and Restated Collateral Agency Agreement, dated as of February 12, 2013, among PPL Ironwood, LLC, The Bank of New York Mellon, as Trustee, The Bank of New York Mellon, as Collateral Agent and The Bank of New York Mellon, as Depositary Bank (incorporated by reference to Exhibit 10(gg) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

10.15*	-
First Lien Credit and Guaranty Agreement, dated as of April 28, 2014, among New MACH Gen, LLC as borrower, the guarantors named therein, the lenders party thereto and CLMG Corp., as administrative agent

10.16*`	-
First Amendment, dated as of March 30, 2015, to First Lien Credit and Guaranty Agreement, dated as of April 28, 2014, among New MACH Gen, LLC as borrower, the guarantors named therein, the lenders party thereto and CLMG Corp., as administrative agent

10.17*	-	First Lien Security Agreement dated as of April 28, 2014 between the Grantors named therein and CLMG Corp., as First Lien Collateral Agent
10.18*	-
Collateral Agency and Intercreditor Agreement dated as of April 28, 2014 among New MACH Gen, LLC, the guarantors party thereto, CLMG Corp., as First Lien Administrative Agent, and CLMG Corp., as First Lien Collateral Agent

10.19+	-	Talen Energy 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)
10.20+	-	Talen Energy Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)
10.21+	-	Talen Energy Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)
10.22+	-	Talen Energy Supplemental Compensation Pension Plan (incorporated by reference to Exhibit 10.8 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)
10.23+	-	Talen Energy Executive Severance Plan (incorporated by reference to Exhibit 10.9 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)
10.24+	-	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)
10.25+	-	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)
10.26+	-	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.12 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 2, 2015)
10.27+	-
Talen Energy Form of Performance Unit Agreement for Fiscal 2015 Awards (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Talen Energy Corporation Registration Statement on Form S-1 (File No. 333-207033) filed on October 29, 2015)

10.28+	-
Talen Energy Short-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Talen Energy's Registration Statement on Form S-1 (File No. 333-207033) filed on October 29, 2015)

10.29+	-
Form of Talen Energy 2015 Stock Incentive Plan Restricted Stock Unit Agreement (Matching Grants on Purchased Shares) (incorporated by reference to Exhibit 10.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on December 22, 2015)

10.30+	-
Form of Talen Energy Corporation Change in Control Severance Protection Agreement (incorporated by reference to Exhibit 10.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on December 29, 2015)

12(a)*	-	Talen Energy Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(b)*	-	Talen Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
21*	-	Subsidiaries of Talen Energy Corporation
23*	-	Consent of Ernst & Young LLP - Talen Energy Corporation
24*	-	Power of Attorney

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended December 31, 2015 filed by the following officers for the following companies:

31(a)*	-	Talen Energy Corporation's principal executive officer
31(b)*	-	Talen Energy Corporation's principal financial officer
31(c)*	-	Talen Energy Supply, LLC's principal executive officer
31(d)*	-	Talen Energy Supply, LLC's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the period ended December 31, 2015 furnished by the following officers for the following companies:

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