Form 10-Q
period 2016-03-31
Talen Energy Corp; TALEN ENERGY SUPPLY, LLC
filed 2016-05-10
CIK 1622536, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

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

Talen Energy Corporation	Yes X	No
Talen Energy Supply, LLC	Yes	No X

(Note: Talen Energy Supply, LLC has filed all reports required under section 13 or 15(d) of the Exchange Act during the preceding 12 months, but since January 1, 2016, has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act.)

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Talen Energy Corporation	[ ]	[ ]	[ X ]	[ ]
Talen Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Talen Energy Corporation	Yes	No X
Talen Energy Supply, LLC	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Talen Energy Corporation	Common stock, $0.001 par value, 128,526,720 shares outstanding at April 29, 2016.

Talen Energy Supply, LLC	Talen Energy Corporation indirectly holds all of the membership interests in Talen Energy Supply, LLC.

This document is available free of charge in the Investors & Media section of Talen Energy Corporation's website at www.talenenergy.com. However, information on such website does not constitute a part of this Form 10-Q.

TALEN ENERGY CORPORATION
TALEN ENERGY SUPPLY, LLC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

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

GLOSSARY OF TERMS AND ABBREVIATIONS

Talen Energy and its subsidiaries

Athens - New Athens Generating Company, LLC, an indirect subsidiary of Talen Energy Supply that owns generating operations in New York.

Harquahala - New Harquahala Generating Company, LLC, an indirect subsidiary of Talen Energy Supply that owns generating operations in Arizona.

Jade - Jade Power Generation Holdings LLC, a subsidiary of Talen Energy Supply that owns generating operations in Texas.

MACH Gen - MACH Gen, LLC, a subsidiary of Talen Energy Supply and parent of New MACH Gen.

Millennium - Millennium Power Partners, L.P., an indirect subsidiary of Talen Energy Supply that owns generating operations in Massachusetts.

New MACH Gen - New MACH Gen, LLC, an indirect subsidiary of Talen Energy Supply and a direct subsidiary of MACH Gen that, through its subsidiaries, owns generating operations in Arizona, Massachusetts and New York.

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

Susquehanna Nuclear - Susquehanna Nuclear, LLC, a subsidiary of Talen Generation that owns a nuclear-powered generating station in Pennsylvania.

Talen Energy - Talen Energy Corporation and Talen Energy Supply, LLC, collectively.

Talen Energy Corporation - a holding company formed to be the publicly traded company and owner of Talen Energy Supply as a result of the spinoff from PPL.

Talen Energy Supply - Talen Energy Supply, LLC, a subsidiary of Talen Energy Corporation and the parent company of Talen Generation, Talen Energy Marketing, RJS and MACH Gen.

Talen Energy Marketing - Talen Energy Marketing, LLC, a subsidiary of Talen Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in competitive markets.

Talen Generation - Talen Generation, LLC, a subsidiary of Talen Energy Supply that owns and operates generating facilities through various subsidiaries primarily in Pennsylvania.

Talen Montana - Talen Montana, LLC, an indirect subsidiary of Talen Generation that owns generating operations in Montana.

Other terms and abbreviations

2015 Form 10-K - Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2015.

Adjusted EBITDA - See Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA - EBITDA and Adjusted EBITDA.

i

Amended STF Agreement - Amended and Restated Common Agreement dated as of December 15, 2015, among Talen Energy Marketing, Talen Energy Supply, as guarantor, Brunner Island, LLC, Montour, LLC, Wilmington Trust, National Association, as agent, and the secured counterparties thereto.

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

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

CRRs - congestion revenue rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations, known as source and sink.

EBITDA - See Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA - EBITDA and Adjusted EBITDA.

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

First Lien Credit and Guaranty Agreement - the First Lien Credit and Guaranty Agreement dated as of April 28, 2014, among New MACH Gen, as borrower, the guarantors named therein, the lenders party thereto and CLMG Corp., as administrative agent.

GAAP - U.S. Generally Accepted Accounting Principles.

GHG - greenhouse gas(es).

Ironwood - a natural gas combined-cycle unit in Lebanon, Pennsylvania.

IRS - U.S. Internal Revenue Service.

ISO - Independent System Operator.

ISO-NE - ISO New England Inc., oversees the bulk power generation and transmission system that serves Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

MATS - Mercury and Air Toxics Standards.

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

New MACH Gen RCF - revolving credit facility within the First Lien Credit and Guaranty Agreement.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules. Derivatives that qualify for this exception may receive accrual accounting treatment.

NRC - U.S. Nuclear Regulatory Commission.

NYISO - the New York Independent System Operator, which operates competitive wholesale markets to manage the flow of electricity across New York.

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

PP&E - property, plant and equipment.

PPL - PPL Corporation, the former indirect parent holding company of all Talen Energy companies except for RJS and MACH Gen.

PPL Services - PPL Services Corporation, a subsidiary of PPL and former affiliate of Talen Energy that provides services to Talen Energy.

RECs - Renewable Energy Credits.

Regional Haze - the EPA program that requires states to develop and implement air quality protection plans to reduce pollution that causes visibility impairment in national parks and wilderness areas.

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

Talen Energy Supply RCF - Credit Agreement dated as of June 1, 2015 among Talen Energy Supply, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent.

Term Loan B - New MACH Gen debt secured under the First Lien Credit and Guaranty Agreement.

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

WECC - the Western Electricity Coordinating Council, which develops and implements regional reliability standards for the western interconnection from Canada to Mexico and includes the provinces of Alberta and British Columbia, the northern portion of Baja California, Mexico and all or portions of the 14 states in between.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "target," "project," "forecast," "seek," "will," "may," "should," "could," "would" or similar expressions. Although Talen Energy believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Form 10-Q, "Item 1A. Risk Factors" in Part II of this Form 10-Q, and "Item 1A. Risk Factors" in Talen Energy's 2015 Form 10-K, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	adverse economic conditions;

•	changes in commodity prices and related costs;

•	the effectiveness of Talen Energy's risk management techniques, including hedging, with respect to electricity and fuel prices, interest rates and counterparty credit and non-performance risks;

•	methods of accounting and developments in or interpretations of accounting requirements that may impact reported results, including with respect to, but not limited to, hedging activity;

•	operational, price and credit risks in the wholesale and retail electricity markets;

•	Talen Energy's ability to forecast the actual load needed to perform full-requirements sales contracts;

•	weather conditions;

•	disruptions in fuel supply;

•
circumstances that may impact the levels of coal inventory that Talen Energy holds (e.g., a decline in the price of natural gas that results in Talen Energy reducing or idling coal-fired generating facilities in favor of operating available alternative natural gas-fired generating facilities);

•	the performance of transmission facilities and any changes in the structure and operation of, or the pricing limitations imposed by, the RTOs and ISOs that operate those facilities;

•	blackouts due to disruptions in neighboring interconnected systems;

•	competition in the power generation market, including in the expansion of alternative sources of electricity generation and in the development of new projects, markets and technologies;

•	federal and state legislation and regulation, including costs to comply with governmental permits and approvals;

•	costs of complying with environmental and related worker health and safety laws and regulations;

•	the impacts of climate change;

•	the availability and cost of emission allowances;

•	changes in legislative and regulatory policy, including the promotion of renewable energy, energy efficiency, conservation and self-generation;

•	security and safety risks associated with nuclear generation;

•	Talen Energy's level of indebtedness;

•	the terms and conditions of debt instruments that may restrict Talen Energy's ability to operate its business;

•	the performance of Talen Energy's subsidiaries and affiliates, on which its cash flow and ability to meet its debt obligations largely depend;

•	the risks inherent with variable rate indebtedness;

•	disruption in financial markets;

•	Talen Energy's ability to access capital markets;

•	acquisition or divestiture activities, including Talen Energy's ability to realize expected synergies and other benefits from such business transactions;

•	changes in technology;

•
any failure of Talen Energy's facilities to operate as planned, including the duration of and cost, including lost revenue, associated with scheduled and unscheduled outages at Talen Energy's generating facilities;

•	Talen Energy's ability to optimize its competitive power generation operations and the costs associated with any capital expenditures;

•	significant increases in operation and maintenance expenses, such as health care and pension costs, including as a result of changes in interest rates;

•	the loss of key personnel, the ability to hire and retain qualified employees and the impact of collective labor bargaining negotiations;

•	war, armed conflicts or terrorist attacks, including cyber-based attacks;

•	risks associated with federal and state tax laws and regulations;

•	any determination that the transaction that formed Talen Energy does not qualify as a tax-free distribution under the Internal Revenue Code;

•	Talen Energy's ability to successfully integrate the RJS Power businesses and to achieve anticipated synergies and cost savings as a result of the spinoff transaction and combination with RJS Power;

•
costs of complying with reporting requirements as a newly public company and any related risks of deficiencies in disclosure controls and internal control over financial reporting as a standalone entity; and

•	the ability of the Riverstone Holders to exercise influence over matters requiring Board of Directors and/or stockholder approval.

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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Except Share Data)
	Three Months Ended
	March 31,
	2016	2015
Operating Revenues
Wholesale energy	$800	$676
Retail energy	259	311
Energy-related businesses	114	104
Total Operating Revenues	1,173	1,091
Operating Expenses
Operation
Fuel and energy purchases	491	515
Operation and maintenance	282	222
(Gain) loss on sale	(140)	—
Depreciation	109	77
Taxes, other than income	11	3
Energy-related businesses	109	96
Total Operating Expenses	862	913
Operating Income (Loss)	311	178
Other Income (Expense) - net	6	7
Interest Expense	60	36
Income (Loss) Before Income Taxes	257	149
Income Taxes	106	53
Net Income (Loss)	$151	$96
Earnings Per Share of Common Stock
Basic	$1.18	$1.15
Diluted	$1.17	$1.15

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	128,526	83,524
Diluted	129,018	83,524

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$151	$96
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($3), ($6)	3	5
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of ($1), $1	1	(1)
Qualifying derivatives, net of tax of $2, $3	(3)	(4)
Defined benefit plans:
Net actuarial loss, net of tax of ($2), ($3)	3	4
Total other comprehensive income (loss)	$4	$4
Comprehensive income (loss)	$155	$100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$151	$96
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Pre-tax gain from the sale of certain generation facilities	(164)	—
Depreciation	109	77
Amortization	51	46
Defined benefit plans - expense	11	12
Deferred income taxes and investment tax credits	2	13
Unrealized (gains) losses on derivatives, and other hedging activities	(73)	(38)
Other	19	7
Change in current assets and current liabilities
Accounts receivable	7	(16)
Accounts payable	(37)	(94)
Unbilled revenues	19	77
Fuel, materials and supplies	21	73
Prepayments	(13)	34
Counterparty collateral	22	—
Taxes payable	69	30
Other	(6)	(25)
Other operating activities
Defined benefit plans - funding	—	(74)
Other assets	3	5
Other liabilities	5	(2)
Net cash provided by operating activities	196	221
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(99)	(109)
Proceeds from the sale of certain generation facilities	670	—
Purchases of nuclear plant decommissioning trust investments	(60)	(43)
Proceeds from the sale of nuclear plant decommissioning trust investments	54	38
Net (increase) decrease in restricted cash and cash equivalents	34	(7)
Other investing activities	(16)	(9)
Net cash provided by (used in) investing activities	583	(130)
Cash Flows from Financing Activities
Retirement of long-term debt	(43)	(1)
Distributions to predecessor member	—	(191)
Net increase (decrease) in short-term debt	(500)	(30)
Borrowings on long-term revolving credit facility	19	—
Other financing activities	(3)	—
Net cash provided by (used in) financing activities	(527)	(222)
Net Increase (Decrease) in Cash and Cash Equivalents	252	(131)
Cash and Cash Equivalents at Beginning of Period	141	352
Cash and Cash Equivalents at End of Period	$393	$221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$393	$141
Restricted cash and cash equivalents	72	106
Accounts receivable (less reserve: 2016, $1; 2015, $1)
Customer	202	205
Other	47	62
Unbilled revenues	141	160
Fuel, materials and supplies	484	508
Prepayments	65	52
Price risk management assets	680	562
Assets held for sale	429	954
Other current assets	15	12
Total Current Assets	2,528	2,762
Investments
Nuclear plant decommissioning trust funds	964	951
Other investments	24	25
Total Investments	988	976
Property, Plant and Equipment
Generation	13,555	13,468
Nuclear fuel	780	652
Other	318	342
Less: accumulated depreciation	6,551	6,411
Property, plant and equipment, net	8,102	8,051
Construction work in progress	459	536
Total Property, Plant and Equipment, net	8,561	8,587
Other Noncurrent Assets
Other intangibles	312	310
Price risk management assets	160	131
Other noncurrent assets	46	43
Total Other Noncurrent Assets	518	484
Total Assets	$12,595	$12,809

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	March 31,	December 31,
	2016	2015
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$608
Long-term debt due within one year	354	399
Accounts payable	277	291
Taxes	85	16
Interest	58	43
Price risk management liabilities	492	431
Liabilities held for sale	—	33
Counterparty collateral	102	79
Other current liabilities	172	188
Total Current Liabilities	1,540	2,088
Long-term Debt	3,914	3,787
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,595	1,587
Investment tax credits	15	15
Price risk management liabilities	127	108
Accrued pension obligations	346	340
Asset retirement obligations	499	490
Other deferred credits and noncurrent liabilities	96	91
Total Deferred Credits and Other Noncurrent Liabilities	2,678	2,631
Commitments and Contingent Liabilities (Note 9)
Equity
Common Stock - $0.001 par value (a)	—	—
Additional paid-in capital	4,707	4,702
Accumulated deficit	(222)	(373)
Accumulated other comprehensive income (loss)	(22)	(26)
Total Equity	4,463	4,303
Total Liabilities and Equity	$12,595	$12,809

(a)	1,000,000 shares authorized at March 31, 2016 and December 31, 2015; 128,527 and 128,509 shares issued and outstanding at March 31, 2016 and December 31, 2015.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares (a)	Common stock	Additional paid-in capital	Accumulated deficit	AOCI	Predecessor member's equity	Total
December 31, 2015	128,509	$—	$4,702	$(373)	$(26)	$—	$4,303
Net income (loss)	—	—	—	151	—	—	151
Other comprehensive income (loss)	—	—	—	—	4	—	4
Stock issuance	18	—	—	—	—	—	—
Stock-based compensation	—	—	5	—	—	—	5
March 31, 2016	128,527	$—	$4,707	$(222)	$(22)	$—	$4,463

December 31, 2014	—	$—	$—	$—	$(23)	$3,930	$3,907
Net income (loss)	—	—	—	—	—	96	96
Other comprehensive income (loss)	—	—	—	—	4	—	4
Distributions to member	—	—	—	—	—	(191)	(191)
March 31, 2015	—	$—	$—	$—	$(19)	$3,835	$3,816

(a)	Shares in thousands. Each share entitles the holder to one vote on any questions presented at any stockholders' meeting.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended
	March 31,
	2016	2015
Operating Revenues
Wholesale energy	$800	$676
Retail energy	259	311
Energy-related businesses	114	104
Total Operating Revenues	1,173	1,091
Operating Expenses
Operation
Fuel and energy purchases	491	515
Operation and maintenance	282	222
(Gain) loss on sale	(140)	—
Depreciation	109	77
Taxes, other than income	11	3
Energy-related businesses	109	96
Total Operating Expenses	862	913
Operating Income (Loss)	311	178
Other Income (Expense) - net	6	7
Interest Expense	60	36
Income (Loss) Before Income Taxes	257	149
Income Taxes	106	53
Net Income (Loss)	$151	$96

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$151	$96
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($3), ($6)	3	5
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of ($1), $1	1	(1)
Qualifying derivatives, net of tax of $2, $3	(3)	(4)
Defined benefit plans:
Net actuarial loss, net of tax of ($2), ($3)	3	4
Total other comprehensive income (loss)	4	4
Comprehensive income (loss)	$155	$100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$151	$96
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Pre-tax gain from the sale of certain generation facilities	(164)	—
Depreciation	109	77
Amortization	51	46
Defined benefit plans - expense	11	12
Deferred income taxes and investment tax credits	2	13
Unrealized (gains) losses on derivatives, and other hedging activities	(73)	(38)
Other	19	7
Change in current assets and current liabilities
Accounts receivable	7	(16)
Accounts payable	(37)	(94)
Unbilled revenues	19	77
Fuel, materials and supplies	21	73
Prepayments	(13)	34
Counterparty collateral	22	—
Taxes payable	69	30
Other	(6)	(25)
Other operating activities
Defined benefit plans - funding	—	(74)
Other assets	3	5
Other liabilities	5	(2)
Net cash provided by operating activities	196	221
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(99)	(109)
Proceeds from the sale of certain generation facilities	670	—
Purchases of nuclear plant decommissioning trust investments	(60)	(43)
Proceeds from the sale of nuclear plant decommissioning trust investments	54	38
Net (increase) decrease in restricted cash and cash equivalents	34	(7)
Other investing activities	(16)	(9)
Net cash provided by (used in) investing activities	583	(130)
Cash Flows from Financing Activities
Retirement of long-term debt	(43)	(1)
Distributions to member	—	(191)
Net increase (decrease) in short-term debt	(500)	(30)
Borrowings on long-term revolving credit facility	19	—
Other financing activities	(3)	—
Net cash provided by (used in) financing activities	(527)	(222)
Net Increase (Decrease) in Cash and Cash Equivalents	252	(131)
Cash and Cash Equivalents at Beginning of Period	141	352
Cash and Cash Equivalents at End of Period	$393	$221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$393	$141
Restricted cash and cash equivalents	72	106
Accounts receivable (less reserve: 2016, $1; 2015, $1)
Customer	202	205
Other	47	62
Unbilled revenues	141	160
Fuel, materials and supplies	484	508
Prepayments	65	52
Price risk management assets	680	562
Assets held for sale	429	954
Other current assets	15	12
Total Current Assets	2,528	2,762
Investments
Nuclear plant decommissioning trust funds	964	951
Other investments	24	25
Total Investments	988	976
Property, Plant and Equipment
Generation	13,555	13,468
Nuclear fuel	780	652
Other	318	342
Less: accumulated depreciation	6,551	6,411
Property, plant and equipment, net	8,102	8,051
Construction work in progress	459	536
Total Property, Plant and Equipment, net	8,561	8,587
Other Noncurrent Assets
Other intangibles	312	310
Price risk management assets	160	131
Other noncurrent assets	46	43
Total Other Noncurrent Assets	518	484
Total Assets	$12,595	$12,809

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2016	2015
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$608
Long-term debt due within one year	354	399
Accounts payable	277	291
Taxes	85	16
Interest	58	43
Price risk management liabilities	492	431
Liabilities held for sale	—	33
Counterparty collateral	102	79
Other current liabilities	172	188
Total Current Liabilities	1,540	2,088
Long-term Debt	3,914	3,787
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,595	1,587
Investment tax credits	15	15
Price risk management liabilities	127	108
Accrued pension obligations	346	340
Asset retirement obligations	499	490
Other deferred credits and noncurrent liabilities	96	91
Total Deferred Credits and Other Noncurrent Liabilities	2,678	2,631
Commitments and Contingent Liabilities (Note 9)
Member's Equity	4,463	4,303
Total Liabilities and Equity	$12,595	$12,809

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
Member's equity

December 31, 2015	$4,303
Net income (loss)	151
Other comprehensive income (loss)	4
Contributions from member	5
March 31, 2016	$4,463

December 31, 2014	$3,907
Net income (loss)	96
Other comprehensive income (loss)	4
Distributions to member	(191)
March 31, 2015	$3,816

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Capitalized terms and abbreviations appearing in the unaudited combined notes to condensed consolidated financial statements are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted. As Talen Energy Corporation is substantially comprised of Talen Energy Supply, LLC and its subsidiaries, to avoid repetition, most disclosures refer to Talen Energy which indicates the disclosure applies to Talen Energy Corporation and Talen Energy Supply, LLC. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis. When identification of a particular registrant or subsidiary is considered important to understanding the matter being disclosed, the specific entity's name is used, in particular, for those few disclosures that apply only to Talen Energy Corporation. Each disclosure referring to a subsidiary applies to both Talen Energy Corporation and Talen Energy Supply and each disclosure referring to Talen Energy Supply applies to Talen Energy Corporation through consolidation.

Business

Talen Energy Corporation, through its principal subsidiary Talen Energy Supply, is a North American competitive power generation and marketing company primarily engaged in the production and sale of electricity, capacity and ancillary products. Talen Energy is headquartered in Allentown, Pennsylvania and owns and operates a portfolio of generation assets principally located in the Northeast, Mid-Atlantic and Southwest regions of the U.S. See "Item 1. Business" in Talen Energy's 2015 Form 10-K for a discussion of Talen Energy's business, including the June 2015 spinoff from PPL and formation of Talen Energy Corporation.

Following the June 2015 spinoff, certain services, including information technology, financial and accounting, human resource and other specified services are provided by PPL on a transition basis pursuant to the TSA. The TSA with PPL is for a period of up to two years from the date of the spinoff. For the three months ended March 31, 2016, the costs incurred for these services were $12 million.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed consolidated financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. The Balance Sheets at December 31, 2015 are derived from Talen Energy's 2015 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in Talen Energy's 2015 Form 10-K. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

Talen Energy Supply is considered the accounting predecessor of Talen Energy Corporation. Therefore, the financial information prior to the June 2015 spinoff presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information.

Talen Energy completed the acquisition of RJS Power in June 2015 and the acquisition of MACH Gen in November 2015. See Note 6 in Talen Energy's 2015 Form 10-K for additional information. RJS and MACH Gen's operating results for the three months ended March 31, 2016 are included in Talen Energy's results of operations with no comparable amounts for the same period in 2015.

The assets and liabilities related to the Holtwood, Lake Wallenpaupack, C.P. Crane and Ironwood facilities were classified as "Assets held for sale" and "Liabilities held for sale" at December 31, 2015, while Holtwood and Lake Wallenpaupack remain classified as such at March 31, 2016. See Note 7 for additional information on these divestitures.

The sales of Talen Ironwood Holdings, LLC and C.P. Crane LLC were completed in February 2016 and the sale of the Holtwood and Lake Wallenpaupack hydroelectric facilities was completed in April 2016. The sales satisfied the requirement to divest certain PJM assets to comply with a December 2014 FERC order approving the combination with RJS Power.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2016 financial statements as discussed below.

In these financial statements, revenue and expense from derivatives is recorded based on Talen Energy's economic hedging strategy. For example, all purchases and sales associated with economic hedging of the sale of energy using contracts accounted for as derivatives are recorded within "Operating Revenues" and all purchases and sales associated with economic hedging of the procurement of fuel or purchasing energy using contracts accounted for as derivatives are recorded as "Operating Expenses" on the Statements of Income. Prior to the fourth quarter of 2015, Talen Energy classified all non-trading commodity hedge transactions as revenue or expense based upon whether each specific transaction was a sale or purchase, which in certain instances, created losses within revenue and gains within expense. As a result of this change in presentation, there was an equal and offsetting increase of $145 million for the three months ended March 31, 2015 in "Wholesale energy" and "Fuel and energy purchases" on the Statement of Income.

In addition, to align the presentation of certain operating expenses with how Talen Energy management views these costs, reclassifications were made within "Operating Expenses" on the 2015 Statement of Income. This change in presentation resulted in an increase of $18 million to "Fuel and energy purchases" with offsetting decreases, primarily to "Taxes, other than income," but also to "Operation and maintenance" and "Energy-related businesses." This change had no impact on "Operating Income (Loss)" for the three months ended March 31, 2015.

2.  Summary of Significant Accounting Policies

The following accounting policy disclosure represents an update to Note 1 to the Financial Statements in Talen Energy's 2015 Form 10-K and should be read in conjunction with those disclosures.

New Accounting Guidance Adopted

Simplifying the Presentation of Debt Issuance Costs

Effective January 1, 2016, Talen Energy adopted accounting guidance that simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts. Because this guidance did not address the treatment of debt issuance costs related to line-of-credit arrangements, additional guidance was issued in August 2015 stating that an entity may defer and amortize debt issuance costs over the term of a line-of-credit arrangement, regardless of whether there are any related outstanding borrowings.

The initial adoption of this guidance required Talen Energy to reclassify long-term debt issuance costs on the Balance Sheet from assets to long-term debt. During the first quarter of 2016, Talen Energy retrospectively adopted this guidance. The December 31, 2015 Balance Sheet reflects a reclassification of $17 million between "Other noncurrent assets" and "Long-term debt" for the implementation. Issuance costs related to line-of-credit arrangements remain deferred as a long-term asset and amortized over the life of the arrangement.

3. Segment and Related Information

See Note 2 in Talen Energy's 2015 Form 10-K for a discussion of reportable segments and related information.

Financial data for the segments and reconciliation to consolidated results for the periods ended March 31 are:

	Three Months
	2016	2015
Income Statement Data
Revenues from external customers (a)
East	$1,096	$1,047
West	77	44
Total	$1,173	$1,091

Operating Income (Loss)
East	$392	$231
West	(28)	(1)
Other	(53)	(52)
Total	$311	$178

Balance Sheet Data	March 31, 2016	December 31, 2015
Assets
East	$10,950	$11,430
West	1,240	1,231
Other (b)	405	148
Total Assets	$12,595	$12,809

(a)	Includes unrealized gains and losses from derivatives. See Note 13 for additional information.

(b)	Primarily consists of unallocated items, including cash and PP&E.

4.  Earnings (Loss) Per Share for Talen Energy Corporation

On June 1, 2015, the spinoff date, Talen Energy Corporation issued 128,499,023 shares of common stock, including 83,524,365 shares issued to PPL's shareholders and 44,974,658 shares issued in a private placement to the Riverstone Holders. The calculation of basic and diluted earnings per share for the three months ended March 31, 2016 utilized the weighted-average shares outstanding. To calculate basic and diluted EPS for the three months ended March 31, 2015, Talen Energy Corporation used the shares issued to PPL's shareholders on the date of the spinoff as Talen Energy Corporation was a wholly owned subsidiary of PPL and no shares were outstanding prior to that date.

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

Reconciliations of the amounts of income and shares of Talen Energy Corporation common stock (in thousands) for the period ended March 31 used in the EPS calculation are:

	Three Months
	2016	2015
Income (Numerator)
Net Income (Loss)	$151	$96
Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	128,526	83,524
Add incremental non-participating securities:
Share-based payment awards	492	—
Weighted-average shares - Diluted EPS	129,018	83,524

Share-based payment awards of 1,241 thousand shares were excluded from the computations of diluted EPS for the three months ended March 31, 2016 because the effect would have been antidilutive.

5.  Income Taxes

Selected information regarding Talen Energy's income tax provision for the period ended March 31 was as follows:

	Three Months
	2016	2015
Income (Loss) Before Income Taxes	$257	$149
Income Taxes	$106	$53
Effective Tax Rate	41%	36%

Talen Energy recorded income taxes during the three month period at an interim period annualized effective tax rate of 39.88% in 2016 compared with 32.97% in 2015. However, Talen Energy's income tax expense reflected in the table above does not bear a customary relationship to income (loss) before income taxes primarily as a result of the impact of tax credits and the impact of state and local income taxes.

6.  Financing Activities

Credit Arrangements and Short-term Debt

Talen Energy maintains credit arrangements to enhance liquidity and provide credit support. For reporting purposes, on a consolidated basis, the credit arrangements of Talen Energy Supply and its subsidiaries also apply to Talen Energy Corporation.

Revolving Credit Facilities

The following secured revolving credit facilities were in place at:

	March 31, 2016					December 31, 2015
	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Borrowed	Letters of Credit Issued
Talen Energy Supply RCF (a)	June 2020	$1,850	$—	$157	$1,693	$500	$163
New MACH Gen RCF (b)	July 2021	160	127	31	2	108	31
Total Credit Facilities		$2,010	$127	$188	$1,695	$608	$194

(a)
The facility is syndicated and provides Talen Energy Supply the ability to make revolving cash borrowings and to request the lenders to issue up to $925 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time. The weighted average interest rate on outstanding borrowings was 2.67% at December 31, 2015. The amounts borrowed are recorded as "Short-term debt" on the Balance Sheet.

(b)
The facility provides New MACH Gen the ability to make revolving cash borrowings and to request the lenders to issue up to $120 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time. The weighted average interest rate on outstanding borrowings was 5.14% and 5.04% at March 31, 2016 and December 31, 2015. The amounts borrowed are recorded on the Balance Sheets as "Long-term debt" at March 31, 2016 and as "Short-term debt" at December 31, 2015. The classification as current at December 31, 2015 was based on Talen Energy's intent and ability to repay outstanding borrowings within the next year.

Other Facilities

Talen Energy Supply is party to a $500 million agreement expiring June 2017 that provides Talen Energy Supply the ability to request up to $500 million of committed unsecured letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At March 31, 2016, Talen Energy Supply had not requested any capacity for the issuance of letters of credit under this agreement.

Talen Energy Supply is party to a $1.3 billion Amended STF Agreement that allows Talen Energy Supply to receive credit to satisfy collateral posting obligations related to Talen Energy's energy marketing and trading activities with counterparties participating in the facility. The facility became effective in December 2015 and has a five-year term ending December 2020 which automatically extends one-year on each anniversary of the effective date, subject to certain conditions. There were $87 million of secured obligations outstanding under this facility at March 31, 2016.

Long-term Debt

In December 2015, Talen Energy Supply announced an "exchange offer" for its 6.5% Senior Unsecured Notes due 2025 that were issued in a private offering in May 2015. Pursuant to the terms of the notes, Talen Energy Supply offered to exchange all of the outstanding notes for a like principal amount of its 6.5% Senior Notes due 2025 that were registered under the Securities Act of 1933, as amended. In January 2016, the exchange offer was completed with all of the notes exchanged.

In connection with the sale of Talen Ironwood Holdings, LLC, in January 2016, a Talen Ironwood Holdings, LLC subsidiary completed the redemption of $41 million of its 8.857% Senior Secured Notes due 2025 prior to the closing of the sale transaction, which occurred in February 2016. The redemption included the payment of a make whole premium of $14 million, which is recorded in "(Gain) loss on sale" on the Statement of Income and is reflected in "Cash from operating activities" on the Statement of Cash Flows. See Note 7 for additional information on the sale.

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

Acquisitions

MACH Gen

See Note 6 in Talen Energy's 2015 Form 10-K for information on the November 2015 acquisition of the membership interests of MACH Gen. Various purchase accounting adjustments were made during the first quarter of 2016 that had an insignificant impact to PP&E and related deferred income taxes. The statement of income effect of these adjustments during the measurement period was also insignificant.

The purchase price allocation is considered by Talen Energy's management to be provisional due to pending finalization of valuations and could change materially in subsequent periods. Any changes to the provisional purchase price allocation during the measurement period that result in material changes to the consolidated financial results will be adjusted prospectively. The measurement period can extend up to a year from the date of acquisition. The items pending finalization include, but are not limited to, the valuation of PP&E, certain other assets and liabilities and deferred income taxes.

RJS Power

See Note 6 in Talen Energy's 2015 Form 10-K for information on the June 2015 acquisition of RJS Power.

Divestitures

Ironwood, C.P. Crane, Holtwood and Lake Wallenpaupack Power Plants

In February 2016, Talen Generation completed the sale of Talen Ironwood Holdings, LLC, which through its subsidiaries owned and operated the Ironwood natural gas combined-cycle plant in Pennsylvania, for $657 million, subject to customary post-closing purchase price adjustments. Talen Energy recorded a gain, net of transaction costs including the make-whole premium on the debt as described in Note 6, of $148 million, which is recorded to "(Gain) loss on sale" on the Statement of Income. Proceeds from the sale of Talen Ironwood Holdings, LLC were primarily used to repay the majority of Talen Energy's then outstanding short-term debt. At December 31, 2015, Talen Ironwood Holdings, LLC was considered an individually significant component of Talen Energy whose pre-tax income (loss) for the three months ended March 31, 2016 and 2015 was $4 million and $18 million. See Note 6 for additional information on the redemption of debt in connection with the sale.

In February 2016, Raven Power Marketing LLC, a wholly owned, indirect subsidiary of Talen Energy, completed the sale of C.P. Crane LLC, which owned and operated the C.P. Crane coal-fired power plant in Maryland. Talen Energy recorded a loss on the sale of $8 million, which is recorded in "(Gain) loss on sale" on the Statement of Income. The loss includes transaction costs.

In April 2016, Holtwood, LLC, a wholly owned, indirect subsidiary of Talen Energy, completed the sale of the Holtwood and Lake Wallenpaupack hydroelectric facilities in Pennsylvania for $860 million, subject to customary post-closing purchase price adjustments. Talen Energy expects to record a pre-tax gain of approximately $420 million in "(Gain) loss on sale" on the Statement of Income in the second quarter of 2016 related to this sale.

The sales satisfied the requirement to divest certain PJM assets to comply with a December 2014 FERC order approving the combination with RJS Power. See Note 1 in Talen Energy's 2015 Form 10-K for additional information.

At March 31, 2016, the major component of assets held for sale related to the Holtwood and Lake Wallenpaupack hydroelectric facilities was $426 million of PP&E, which is included in the East segment.

Development

The NRC continues to review the Bell Bend, LLC (Bell Bend) COLA submitted in 2008 for the proposed nuclear generating unit to be built adjacent to the Susquehanna plant. Bell Bend does not expect to complete the COLA review process with the NRC prior to 2018. Talen Energy placed the NRC safety review (which supports issuance of their final safety evaluation report, the other key element of the COLA) on hold in 2014, due to a lack of progress by the reactor vendor with respect to its NRC design certification process, which is a prerequisite to the COLA. Talen Energy has continued to support the licensing project with a near term focus on obtaining the Final Environmental Impact Statement (FEIS). In April 2016, Talen Energy received notification from the NRC of the completion of its FEIS. Completion of the FEIS is a project milestone, but it does not change the timeline for other elements of the project that remain on hold. Bell Bend has made no decision to proceed with construction and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process. Additionally, Bell Bend does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing and Talen Energy does not expect to make significant additional investments in the project in the near term. Talen Energy will continue to consider alternatives that may be available to support its objectives with respect to the future of this project, which could impact the project's ability to provide future economic benefit to Talen Energy. At March 31, 2016, $204 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheet in noncurrent "Other intangibles." See Note 6 in the 2015 Form 10-K for additional information on the COLA.

8.  Defined Benefits

The table below provides the components of net periodic defined benefit costs for Talen Energy pension plans for the three months ended March 31. The net periodic defined benefit costs for Talen Energy's other postretirement benefit plans for the three months ended March 31, 2016 and 2015 were insignificant.

	2016	2015
Service cost	$10	$1
Interest cost	19	2
Expected return on plan assets	(23)	(3)
Amortization of:
Actuarial (gain) loss	5	1
Net periodic defined benefit costs (credits)	$11	$1

For the three months ended March 31, 2015, Talen Energy Supply was also allocated $11 million of costs of defined benefit plans sponsored by PPL Services based on Talen Energy Supply's participation in those plans prior to the spinoff, which management believes were reasonable at the time.

9.  Commitments and Contingencies

Legal Matters

Talen Energy is involved in the following legal proceedings, claims and litigation.  Talen Energy believes that it has meritorious defenses in connection with its current legal proceedings, claims and litigation, and it intends to vigorously contest each of them. However, Talen Energy cannot provide assurance that it will be successful in its efforts.

No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding any of the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors such as ongoing discovery, significant facts that are in dispute, the stage of the proceeding and the wide range of potential outcomes for any such matter. As a result, any losses actually incurred could be substantial.

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

In July 2013, the Sierra Club and MEIC filed an additional Notice of Intent to Sue, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint.  The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  Talen Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  In August 2014, the Sierra Club and MEIC filed a second amended complaint.  This complaint includes the same causes of action articulated in the first amended complaint, but in regard to only eight projects done between 2001 and 2013.  In September 2014, the Colstrip owners filed an answer to the second amended complaint.  Discovery closed in the first quarter of 2015, and in April, the plaintiffs indicated they intend to pursue claims related to only four of the remaining projects. The magistrate judge entered an order on the parties' motions for summary judgment on December 31, 2015. The judgment dismissed two of the plaintiffs' four remaining claims and provided more preferable legal standards for the remaining two claims. The case has been bifurcated as to liability and remedy. The liability trial initially was set for May 2016 and the remedy trial, in the case of any finding of liability, was to be set at a later date. However, based on a joint motion filed by the parties, the liability trial date has been stayed to allow settlement discussions to proceed, although Talen Energy cannot provide assurance that a settlement agreement will be reached or, if a settlement agreement is reached, that its terms will not have a material adverse effect on Talen Energy's financial condition or results of operations.

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

Montana Regional Haze

In September 2012, the EPA Region 8 developed a regional haze Federal Implementation Plan (FIP) for Montana. The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4 but proposed stricter limits for Corette and Colstrip Units 1 and 2. Talen Montana was meeting these stricter permit limits at Corette without any significant changes to operations, although other requirements led to the suspension of operations and retirement of Corette in March 2015. The stricter limits at Colstrip Units 1 and 2 would require additional controls to meet more stringent nitrogen oxides and sulfur dioxide limits, the cost of which could be significant. Both Talen Montana and environmental groups appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit where oral argument was heard in May 2014. On June 9, 2015, the Ninth Circuit issued a decision that vacated as arbitrary and capricious the portions of the FIP setting stricter emissions limits for Colstrip Units 1 and 2 and Corette. The Ninth Circuit upheld the EPA's decision not to require further emissions reductions at Colstrip Units 3 and 4. The Ninth Circuit opinion requires the EPA to now reissue a FIP that is consistent with the opinion.

Colstrip Wastewater Facility Administrative Order on Consent

Talen Montana is party to an Administrative Order on Consent (AOC) with the MDEQ related to operation of the wastewater facilities at the Colstrip power plant. In September 2012, Earthjustice, on behalf of Sierra Club, MEIC, and the National Wildlife Federation, filed an affidavit under Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review. Talen Montana elected to have this proceeding conducted in Montana state district court, and in October 2012, Earthjustice filed a petition for review in Montana state district court in Rosebud County. This matter was stayed in December 2012 pending the outcome of separate litigation where the same environmental groups challenged the AOC in a writ of mandamus. That litigation was resolved in May 2013 when defendants Talen Montana and MDEQ won their motions to dismiss the matter, and the environmental groups did not appeal. In April 2014, Earthjustice filed successful motions for leave to amend the petition for review and to lift the stay. Talen Montana and the MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014, which were denied in October 2014. Trial was set for April 2016.  However, based on a motion filed by the parties, the trial date has been vacated to allow settlement discussions to proceed, although Talen Energy cannot provide assurance that a settlement agreement will be reached or, if a settlement agreement is reached, that its terms will not have a material adverse effect on Talen Energy's financial condition or results of operations.

Montana Hydroelectric Litigation

In February 2012, the U.S. Supreme Court issued a unanimous decision overturning judgments by the Montana First Judicial District Court and the Montana Supreme Court in pending litigation, which had held that the streambeds underlying the Talen Montana hydroelectric generating facilities were owned by the State of Montana and that Talen Montana owed the State of Montana compensation for its prior use of those streambeds.  The case was remanded by the U.S. Supreme Court to the Montana Supreme Court for further proceedings in accordance with the decision and, in April 2012, was similarly remanded by the Montana Supreme Court to the Montana First Judicial District Court.  In the interim, nothing further was done by the State of Montana to formally prosecute the action until April 2016, when the State filed a Complaint on Remand against Talen Montana and NorthWestern Corporation, the latter of which had purchased the facilities from Talen Montana in November 2014.  The allegations of the complaint are very similar to the claims made by the State in the prior state court litigation.  NorthWestern Corporation and Talen Montana have since removed the case to the Federal District Court in Montana and have filed motions to dismiss certain of the claims. Further proceedings have not been scheduled by the federal court and, as a result, Talen Energy cannot estimate a range of reasonably possible losses, if any, related to this matter.

Topaz Power Holdings, LLC (Topaz) Gas Supply Litigation

In November 2014, Southwest Energy, L.P. (SWE) filed a petition alleging breach of contract against Topaz in the 269th Judicial District Court, Harris County, Texas.  SWE and Topaz were parties to a natural gas supply contract that was terminated in October 2014.  SWE seeks damages in the approximate amount of $7 million for Topaz's alleged failure to terminate the contract in accordance with its terms.  SWE subsequently amended the petition to join additional parties, including other Talen Energy affiliates, and assert additional claims relating to the contract termination and the circumstances under which Topaz obtained an alternative natural gas supply for 2015.  In April 2016, the court granted SWE's motion for partial summary judgment on the breach of contract claim, holding that the contract had not been properly terminated and as a result, Talen Energy recorded an insignificant charge to "Operation and maintenance" on the Statement of Income for the three months ended March 31, 2016.  Further proceedings are required to determine SWE’s damages on the breach of contract claim and Talen Energy’s liability and damages, if any, on SWE’s other claims in the litigation. Talen Energy continues to believe that all of SWE’s claims are without merit and unsupported by the facts and law, and it intends to vigorously contest each of them.

Other

In addition to the above matters, from time-to-time in the ordinary course of its business Talen Energy may be subject to other legal proceedings, claims and litigation. While the outcome of these legal proceedings, claims and litigation is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

Regulatory Matters

Talen Energy is subject to regulation by federal and state agencies in the various regions where it conducts business, including with respect to the following matters.

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law (the Act) that Talen Energy believes would intervene in the wholesale capacity market to create incentives for the development of new, in-state electricity generation facilities even when, under the FERC- approved PJM economic model, such new generation would not be economic.  The Act could have the effect of depressing capacity prices in PJM in the short term, which could impact Talen Energy's revenues, and also could harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In February 2011, certain Talen Energy subsidiaries and several other companies filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution and requesting relief barring implementation.  In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Third Circuit (Third Circuit) by CPV Power Development, Inc., Hess Newark, LLC and the State of New Jersey (the Appellants). In September 2014, the Third Circuit affirmed the District Court's decision. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U.S. Solicitor General to submit briefs expressing its views as to the issues raised in this case. In September 2015, the U.S. Solicitor General filed a brief expressing the view of the United States that the case was rightly decided and that the petition for certiorari should be denied. In April 2016, in light of the decision in the Maryland case described below, the U.S. Supreme Court denied all petitions for certiorari, allowing the Third Circuit's decision to become final.

Maryland Capacity Order

In April 2012, the Maryland Public Service Commission (MD PSC) ordered (the Order) three electric utilities in Maryland to enter into long-term contracts to support the construction of new electricity generating facilities in Maryland, the intent of which, Talen Energy believed, was to encourage the construction of new generation even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The MD PSC action could have the effect of depressing capacity prices in PJM in the short term, which could impact Talen Energy's revenues, and also could harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In April 2012, Talen Energy subsidiaries and several other companies filed a complaint in U.S. District Court (District Court) in Maryland challenging the Order on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution, and requested declaratory and injunctive relief barring implementation of the Order by the MD PSC Commissioners.  In September 2013, the District Court issued a decision finding the order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) by CPV Power Development, Inc. and the State of Maryland (Appellants).  In June 2014, the Fourth Circuit affirmed the District Court's opinion and subsequently denied the Appellants' motion for rehearing. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U.S. Solicitor General to submit briefs expressing its views as to the issues raised in this case. In September 2015, the U.S. Solicitor General filed a brief expressing the view of the United States that the case was rightly decided and that the petition for certiorari should be denied. In October 2015, the U.S. Supreme Court granted certiorari of the case. In April 2016, the U.S. Supreme Court issued a unanimous decision affirming the Fourth Circuit's decision and finding that Maryland's program is preempted by the Federal Power Act because it sets an interstate wholesale rate, contravening the Federal Power Act's division of authority between state and federal regulators.

Pacific Northwest Markets

Talen Energy Marketing and Talen Montana made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at the FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by Talen Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, the FERC initiated proceedings to consider additional evidence.  In December 2015, the United States Court of Appeals for the Ninth Circuit affirmed the FERC's October 2011 order setting out the remand process that the FERC has followed from 2011 to the present.

In July 2012, Talen Montana and the City of Tacoma, one of the two parties claiming refunds at the FERC, reached a settlement whereby Talen Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding by the City of Seattle for approximately $50 million.  Hearings before a FERC Administrative Law Judge (ALJ) regarding the City of Seattle's refund claims were completed in October 2013 and briefing was completed in January 2014.  In March 2014, the ALJ issued an initial decision denying the City of Seattle's complaint against Talen Montana.  In May 2015, the FERC issued an order affirming the ALJ's March 2014 decision, and in January 2016 the FERC denied requests for a rehearing of its order affirming the ALJ's decision. In February 2016, the City of Seattle appealed the FERC's decision to the United States Court of Appeals for the Ninth Circuit.

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

Electricity - Reliability Standards

The NERC is responsible for establishing and enforcing reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.

The Reliability Standards have the force and effect of law and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.

Talen Energy monitors its subsidiaries' compliance with the Reliability Standards and self-reports potential violations of certain applicable reliability requirements and submits accompanying mitigation plans, as required.  The resolution of a number of potential violations is pending.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those Talen Energy subsidiaries subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  Talen Energy cannot predict the outcome of these matters and cannot estimate a range of reasonably possible losses, if any.

Other

In addition to the regulatory matters discussed above, Talen Energy and its subsidiaries are party to other regulatory proceedings arising in the ordinary course of business or have other regulatory exposure. While the outcome of these other regulatory matters and proceedings is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.

Environmental Matters

Environmental Laws and Regulations

Extensive federal, state and local environmental laws and regulations are applicable to Talen Energy's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of its business.  In addition, many of these environmental considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for Talen Energy's services.

It may be necessary for Talen Energy to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements imposed by regulatory bodies, courts or environmental groups.  Talen Energy may incur costs to comply with environmental laws and regulations, including increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions, which could be material.  Legal challenges to environmental permits or rules add to the uncertainty of estimating the future cost of complying with these permits and rules. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed.

Other

From time-to-time, in the ordinary course of its business, Talen Energy may become involved in other environmental matters or become subject to other environmental statutes, regulations or requirements. In the opinion of management, based upon information currently available to Talen Energy, while the outcome of these other environmental matters and proceedings is uncertain, the likely results are not expected, either individually or in the aggregate, to have a material adverse effect on Talen Energy's financial condition or results of operations, although the effect could be material to Talen Energy's results of operations in any interim reporting period.
Other Commitments and Contingencies

Nuclear Insurance

The Price-Anderson Act is a United States Federal law which governs liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  At March 31, 2016, the liability limit per incident is $13.4 billion for such claims, which is funded by insurance coverage from American Nuclear Insurers and an industry retroactive assessment program.

Under the industry retroactive assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act, as amended, Susquehanna Nuclear could be assessed deferred premiums of up to $255 million per incident, payable at a maximum of $38 million per year.

Additionally, Susquehanna Nuclear purchases property insurance programs from NEIL, an industry mutual insurance company of which Susquehanna Nuclear is a member.  At March 31, 2016, facilities at the Susquehanna plant are insured against property damage losses up to $2.0 billion.  Susquehanna Nuclear also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the NEIL property and replacement power insurance programs, Susquehanna Nuclear could be assessed retrospective premiums in the event of the insurers' adverse loss experience.  This maximum assessment is $55 million at March 31, 2016. Effective April 1, 2016, this maximum assessment was increased to $61 million. Talen Energy has additional coverage that, under certain conditions, may reduce this exposure.

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

The table below details guarantees provided as of March 31, 2016.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance for the guarantees described below is remote. There was no recorded liability at March 31, 2016 or December 31, 2015.

Talen Energy Supply has indemnifications related to sales of assets that are governed by the specific sales agreement and include breach of the representations, warranties and covenants, and liabilities for certain other matters.  Talen Energy's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because the maximum potential liability is not always capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration date noted is based on those cases in which the agreements provide for specific limits. Talen Energy's exposure and related expiration dates are:

	Exposure at March 31, 2016	Expiration Date
Indemnifications for sales of assets	$1,936	2016 - 2036

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

10.  Related Party Transactions

Prior to the spinoff, PPL Services was an affiliate of Talen Energy. The disclosures below, related to PPL Services, provide information regarding transactions that occurred prior to June 1, 2015. After June 1, 2015, transactions with PPL Services, or any other PPL subsidiaries are not related party transactions.

Support Costs

Prior to the spinoff, Talen Energy was provided with administrative, management and support services, primarily from PPL Services. Where applicable, the costs of these services were charged to Talen Energy Supply as direct support costs.  General costs that could not be directly attributed to a specific affiliate were allocated and charged to the respective affiliates, including Talen Energy Supply, as indirect support costs.  PPL Services used a three-factor methodology that includes the affiliates invested capital, operation and maintenance expenses and number of employees to allocate indirect costs, which methodology Talen Energy believes was reasonable.

Talen Energy Supply was charged, primarily by PPL Services, $49 million for three months ended March 31, 2015, including amounts applied to accounts that are further distributed between capital and expense.

Gas Supply Contract

A subsidiary of Jade has gas supply contracts in place with TrailStone NA Logistics LLC (TrailStone), an affiliate of Riverstone, under which TrailStone supplies gas to the generation facilities owned by Jade. For the three months ended March 31, 2016, Talen Energy incurred $10 million of costs for these gas purchases, which are primarily recorded in "Fuel and energy purchases" on the Statement of Income.

Other

See Note 8 for discussions regarding intercompany allocations prior to the spinoff associated with defined benefits.

11.  Other Income (Expense) - net

Talen Energy's "Other Income (Expense) - net" for the three months ended March 31, 2016 and 2015 was primarily earnings on securities in NDT funds.

12.  Fair Value Measurements and Credit Concentration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three months ended March 31, 2016 and 2015, there were no transfers between Level 1 and Level 2.  See Note 1 in Talen Energy's 2015 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$393	$393	$—	$—	$141	$141	$—	$—
Restricted cash and cash equivalents (a)	72	72	—	—	106	106	—	—
Price risk management assets:
Energy commodities	840	—	751	89	693	—	597	96
Total price risk management assets	840	—	751	89	693	—	597	96
NDT funds:
Cash and cash equivalents	7	7	—	—	11	11	—	—
Equity securities
U.S. large-cap	623	462	161	—	616	457	159	—
U.S. mid/small-cap	87	37	50	—	87	37	50	—
Debt securities
U.S. Treasury	106	106	—	—	98	98	—	—
U.S. government sponsored agency	5	—	5	—	6	—	6	—
Municipality	87	—	87	—	83	—	83	—
Investment-grade corporate	44	—	44	—	47	—	47	—
Other	3	—	3	—	3	—	3	—
Receivables (payables), net	2	(1)	3	—	—	(2)	2	—
Total NDT funds	964	611	353	—	951	601	350	—
Auction rate securities (b)	6	—	—	6	6	—	—	6
Total assets	$2,275	$1,076	$1,104	$95	$1,897	$848	$947	$102
Liabilities
Price risk management liabilities:
Energy commodities	$619	$—	$598	$21	$539	$—	$497	$42
Total price risk management liabilities	$619	$—	$598	$21	$539	$—	$497	$42

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)	Included in "Other investments" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the period ended March 31, 2016 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months
	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$54	$6	$60
Total realized/unrealized gains (losses) included in earnings	60	—	60
Settlements	(45)	—	(45)
Transfers into Level 3	1	—	1
Transfers out of Level 3	(2)	—	(2)
Balance at end of period	$68	$6	$74

A reconciliation of net assets and liabilities classified as Level 3 for the period ended March 31, 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months
	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$111	$8	$119
Total realized/unrealized gains (losses) included in earnings	(17)	—	(17)
Settlements	30	—	30
Transfers into Level 3	4	—	4
Transfers out of Level 3	1	—	1
Balance at end of period	$129	$8	$137

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	March 31, 2016
	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$57	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (57%)
Power sales contracts (c)	16	Discounted cash flow	Proprietary model used to calculate forward prices	21% - 100% (69%)
FTR purchase contracts (d)	(2)	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	(1)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
CRR purchase contracts (d)	(2)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
Auction rate securities (f)	6	Discounted cash flow	Modeled from SIFMA Index	45% - 47% (46%)

	December 31, 2015
	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$55	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (50%)
Power sales contracts (c)	13	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (100%)
FTR purchase contracts (d)	(2)	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	(10)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
CRR purchase contracts (d)	(2)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
Auction rate securities (f)	6	Discounted cash flow	Modeled from SIFMA Index	46% - 47% (46.5%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

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

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended March 31 are reported in the Statements of Income as follows:

	Three Months
	Energy Commodities, net
	Wholesale Energy		Retail Energy		Fuel and Energy Purchases
	2016	2015	2016	2015	2016	2015
Total gains (losses) included in earnings	$41	$21	$18	$(40)	$1	$2
Change in unrealized gains (losses) relating to positions still held at the reporting date	13	25	7	(9)	(1)	1

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

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2016 were changes in the availability of market information and changes in the significance of the unobservable inputs utilized in the valuation of the contracts.

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

Financial Instruments Not Recorded at Fair Value

The carrying amounts of long-term debt on the Balance Sheets and its estimated fair values are set forth below.  The fair value was primarily estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporates the credit risk of Talen Energy Supply.  Long-term debt is classified primarily as Level 2.

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$4,268	$3,808	$4,203	$3,343

The carrying value of revolver borrowings, when outstanding, and MACH Gen's Term Loan B approximates fair value due to the variable interest rates associated with the debt and are classified as Level 2.

Credit Concentration Associated with Financial Instruments

Contracts are entered into with many entities for the purchase and sale of energy.  When NPNS is elected, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective. See Note 13 for information on credit procedures used to manage credit risk, including master netting arrangements and collateral requirements.

At March 31, 2016, Talen Energy had credit exposure of $579 million from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, Talen Energy's credit exposure was reduced to $400 million.  The top ten counterparties, including their affiliates, accounted for $161 million, or 40%, of these exposures.  Eight of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 86% of the top ten exposures.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.

13.  Derivative Instruments and Hedging Activities

Risk Management Objectives

Talen Energy has a risk management policy approved by the Talen Energy Corporation Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  A risk management committee, comprised of senior management and chaired by the Director-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analysis, portfolio stress tests, cash flow at risk analysis, sensitivity analysis and daily portfolio reporting.

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

Talen Energy is subject to market risks, which are actively mitigated through the risk management policy described above. Such risks include:

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

Talen Energy has credit procedures in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  Talen Energy may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 12 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

Talen Energy did not have any obligation to return counterparty cash collateral under master netting arrangements at March 31, 2016 and December 31, 2015.

Talen Energy did not post any cash collateral under master netting arrangements at March 31, 2016 and December 31, 2015.

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

Talen Energy has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive generation fleet.  Talen Energy's portfolio also includes full-requirement sales contracts and related supply contracts and retail natural gas and electricity sale contracts. The strategies that Talen Energy uses to hedge its full-requirement sales contracts include supplying the energy, capacity and RECs from its generation assets and purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market.

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  In 2016 and 2015, there were no active cash flow hedges and there was no hedge ineffectiveness associated with energy derivatives. At March 31, 2016, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $15 million.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for the three months ended March 31, 2016 and 2015.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of Talen Energy's competitive generation assets and competitive full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations. The derivative contracts in this category that existed at March 31, 2016 range in maturity through 2020.

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

The unrealized gains (losses) for economic activity for the periods ended March 31 were as follows.

	Three Months
	2016	2015
Operating Revenues
Wholesale energy	$60	$19
Retail energy	1	(13)
Operating Expenses
Fuel and energy purchases	17	34

Commodity Price Risk (Trading)

Talen Energy has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, Talen Energy may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Wholesale energy" on the Statements of Income, were insignificant for the three months ended March 31, 2016 and 2015.

Commodity Volumes

At March 31, 2016, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2016 (b)	2017	2018	Thereafter
Power	MWh	(29,118,538)	(10,103,077)	(1,574,972)	(719,594)
Capacity	MW-Month	(5,413)	(3,750)	(3,746)	(1,559)
Gas	MMBtu	106,721,381	16,519,903	14,714,804	2,518,280
FTRs	MW-Month	5,608	200	—	—
Oil	Barrels	48,409	—	—	—
CRRs	MWh	1,790,525	641,989	—	—
Emission Allowances	Tons	3,149,720	—	—	—

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Represents balance of the current year.

Accounting and Reporting

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected.  NPNS contracts for Talen Energy include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings. Talen Energy has many physical and financial commodity purchases and sales contracts that economically hedge commodity price risk.  Certain of the economic hedging strategies employed by Talen Energy utilize a combination of financial purchases and sales contracts. Realized and unrealized gains (losses) on these contracts are recorded currently in earnings.  Generally each contract is considered a unit of account and Talen Energy presents gains (losses) on physical and financial commodity contracts based upon their economic hedging strategy. Generation revenue hedge strategies are recorded in "Wholesale energy" on the Statements of Income. Retail sales strategies are recorded in "Retail energy" on the Statements of Income.  Gas, oil and coal generation supply strategies and non-generation power and fuel supply strategies are recorded in "Fuel and energy purchases" on the Statements of Income. Certain Talen Energy subsidiaries participate in RTOs and ISOs. Talen Energy accounts for these transactions on a net hourly basis because the transactions are settled on a net hourly basis. Talen Energy records realized hourly net sales or purchases of physical power with RTOs and ISOs in its Statements of Income as "Wholesale energy" if in a net sales position and "Fuel and energy purchases" if in a net purchase position.

See Notes 1 and 15 in Talen Energy's 2015 Form 10-K for additional information on accounting policies related to derivative instruments.

The following table presents the fair value and location of commodity derivative instruments not designated as hedging instruments recorded on the Balance Sheets.

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities	$680	$492	$562	$431
Noncurrent:
Price Risk Management Assets/Liabilities	160	127	131	108
Total derivatives	$840	$619	$693	$539

The following tables present the pre-tax effect of derivative instruments recognized in income for the period ended March 31, 2016.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$(3)
	Fuel and energy purchases	8
	Total	$5

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Commodity contracts	Wholesale energy	$247
	Retail energy	19
	Fuel and energy purchases	(61)
	Total	$205

The following tables present the pre-tax effect of derivative instruments recognized in income for the period ended March 31, 2015.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$(2)
	Fuel and energy purchases	8
	Depreciation	1
	Total	$7

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Commodity contracts	Wholesale energy	$(84)
	Retail energy	(39)
	Fuel and energy purchases	48
	Total	$(75)

Offsetting Derivative Instruments

Certain subsidiaries of Talen Energy have master netting arrangements or similar agreements in place including derivative clearing agreements with futures commission merchants (FCMs) to permit the trading of cleared derivative products on one or more futures exchanges.  The clearing arrangements permit a FCM to use and apply any property in its possession as a setoff to pay amounts or discharge obligations owed by a customer upon default of the customer and typically do not place any restrictions on the FCM's use of collateral posted by the customer.  Certain subsidiaries of Talen Energy also enter into agreements pursuant to which they trade certain energy and other products.  Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to offset amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2016	$840	$523	$88	$229	$619	$523	$21	$75

December 31, 2015	$693	$437	$74	$182	$539	$437	$30	$72

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when Talen Energy is in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of Talen Energy.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these features also would allow the counterparty to require additional collateral upon each downgrade in the credit rating at levels that remain above investment grade.  In either case, if the credit rating were to fall below investment grade, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions. Talen Energy's credit rating is currently below investment grade.

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

At March 31, 2016, the value of derivative contracts in a net liability position that contain credit risk-related contingent features was $74 million. Collateral posted on those positions was $78 million, and the additional potential collateral requirements, primarily related to further adequate assurance features, were $12 million, which is net of receivables and payables already recorded on the Balance Sheet.

14.  Asset Retirement Obligations

The changes in the carrying amounts of Talen Energy's AROs were as follows.

Balance at December 31, 2015	$501
Accretion expense	9
Changes in estimate of cash flow or settlement date	1
Obligations settled	(1)
Balance at March 31, 2016	$510

Substantially all of the ARO balances are classified as noncurrent at March 31, 2016 and December 31, 2015.

Talen Energy's most significant ARO recorded relates to the decommissioning of the Susquehanna nuclear plant. See Notes 12 and 15 for additional information on the assets in the NDT funds that are legally restricted for the purposes of settling this ARO.

15.  NDT Funds

Securities held by Talen Energy's NDT funds are classified as available-for-sale.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of Talen Energy's available-for-sale securities.

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
NDT funds:
Cash and cash equivalents	$7	$—	$—	$7	$11	$—	$—	$11
Equity securities	301	409	—	710	297	406	—	703
Debt securities	233	12	—	245	230	7	—	237
Receivables/payables, net	2	—	—	2	—	—	—	—
Total NDT funds	$543	$421	$—	$964	$538	$413	$—	$951

See Note 12 for details on the securities held by the NDT funds.

There were no securities with credit losses at March 31, 2016 and December 31, 2015.

The following table shows the scheduled maturity dates of debt securities held at March 31, 2016.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 6-10 Years	Maturity in Excess of 10 Years	Total
Amortized cost	$5	$106	$68	$54	$233
Fair value	5	109	71	60	245

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the period ended March 31.

	Three Months
	2016	2015
Proceeds from sales of NDT securities (a)	$54	$38
Gross realized gains (b)	6	5
Gross realized losses (b)	8	3

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.

(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

16.  Accumulated Other Comprehensive Income (Loss)

The after-tax changes in Talen Energy's AOCI by component for the periods ended March 31 were as follows.

	Unrealized gains (losses)		Defined benefit plans
	Available- for-sale securities	Qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
December 31, 2015	$194	$44	$3	$(267)	$(26)
Amounts arising during the period	3	—	—	—	3
Reclassifications from AOCI	1	(3)	—	3	1
Net OCI during the period	4	(3)	—	3	4
March 31, 2016	$198	$41	$3	$(264)	$(22)

December 31, 2014	$202	$63	$7	$(295)	$(23)
Amounts arising during the period	5	—	—	—	5
Reclassifications from AOCI	(1)	(4)	—	4	(1)
Net OCI during the period	4	(4)	—	4	4
March 31, 2015	$206	$59	$7	$(291)	$(19)

The following table presents the gains (losses) and related income taxes for reclassifications from Talen Energy's AOCI for the periods ended March 31.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 8 for additional information.

	Three Months		Affected Line Item on the
Details about AOCI	2016	2015	Statements of Income
Available-for-sale securities	$(2)	$2	Other Income (Expense) - net
Income Taxes	1	(1)
Total After-tax	(1)	1

Qualifying derivatives
Commodity contracts	(3)	(2)	Wholesale energy
	8	8	Fuel and energy purchases
	—	1	Other
Total Pre-tax	5	7
Income Taxes	(2)	(3)
Total After-tax	3	4

Defined benefit plans
Net actuarial loss	(5)	(7)
Total Pre-tax	(5)	(7)
Income Taxes	2	3
Total After-tax	(3)	(4)
Total reclassifications during the period	$(1)	$1

17.  New Accounting Guidance Pending Adoption

Accounting for Revenue from Contracts with Customers

In May 2014, the FASB issued accounting guidance that establishes a comprehensive new model for the recognition of revenue from contracts with customers.  This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued guidance to clarify the implementation of principal versus agent considerations, and in April 2016, the FASB issued guidance to clarify the identification of performance obligations contained within the original standard.

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

Talen Energy is currently assessing the impact of adopting this guidance on its consolidated financial statements, as well as the transition method it will use.

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

Talen Energy will adopt this guidance for the annual period ending December 31, 2016 and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

Recognition of Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities under the fair value option, and the disclosure requirements for financial instruments. This guidance generally requires entities to measure equity investments that are not accounted for under the equity method of accounting and do not result in consolidation at fair value and recognize any changes in fair value in net income. Entities may elect to record equity investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes. The impairment model for equity investments subject to this election is a single-step qualitative assessment performed each quarter. For financial liabilities measured using the fair value option, changes in fair value related to instrument-specific credit risk to be presented separately within OCI.

This guidance should generally be applied prospectively for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is generally not permitted, although entities may early adopt the provision related to financial liabilities under the fair value option.

Talen Energy expects to adopt this guidance effective January 1, 2018. Upon adoption, an entity will record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with the exception that the amendments related to equity securities with readily determined fair values should be applied prospectively. Talen Energy is currently assessing the impact of adopting this guidance on its consolidated financial statements, which may be significant for equity securities held in the NDT funds.

Accounting for Leases

In February 2016, the FASB issued accounting guidance that updates the accounting for leases.  The updated guidance will require lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms of more than 12 months.  Consistent with current accounting guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to the current capital lease) or an operating lease.  However, unlike current accounting guidance, which requires only capital leases to be recognized on the balance sheet, the new accounting guidance will require both types of leases to be recognized on the balance sheet.

The new accounting guidance also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The accounting by lessors will remain largely unchanged.  However, the new accounting guidance contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014 and discussed above.

This guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those years.  Early application is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.  These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.  An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous accounting guidance unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous accounting guidance.

Talen Energy is currently assessing the impact of adopting this guidance on its consolidated financial statements and expects to adopt this guidance effective January 1, 2019.

Share-Based Payment Accounting

In March 2016, the FASB issued accounting guidance that changes the accounting for certain aspects of share-based payments to employees. This guidance requires the income tax effects of awards to be recognized in the income statement when the awards vest or are settled. For interim reporting purposes, excess tax benefits and tax deficiencies will be accounted for as discrete items in the period in which they occur and are excluded from the estimated annual effective tax rate. These amendments are applied prospectively. Excess tax benefits will be presented as an operating activity on the statement of cash flows, and this amendment can be applied retrospectively or prospectively.

In addition, the requirement that excess tax benefits be realized before companies can recognize them will be eliminated; and this amendment will be applied using a modified retrospective transition method with a cumulative effect adjustment in retained earnings for excess tax benefits that have not previously been recognized. The guidance also requires an assessment of the realizability of any deferred tax assets it records upon adoption as a result of recognizing excess tax benefits and a valuation allowance will be recorded in retained earnings, if necessary.

The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the liability exception for shares used to satisfy the employer’s statutory income tax withholding obligation.; the amendments related to outstanding liability awards at the date of adoption will be applied using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. Cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation will be recorded as a financing activity on the statement of cash flows.

Companies will have to elect how to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. This election is required at the entity level using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings.

This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. Talen Energy is currently assessing the impact of adopting this guidance on its consolidated financial statements and expects to adopt this guidance effective January 1, 2017.

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

Talen Energy Supply is considered the accounting predecessor of Talen Energy Corporation. Therefore, the financial information prior to the June 2015 spinoff presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. See Note 1 in Talen Energy's 2015 Form 10-K for a discussion of the June 2015 spinoff from PPL and formation of Talen Energy.

The following should be read in conjunction with Talen Energy's Condensed Consolidated Financial Statements and accompanying Notes and with Talen Energy's 2015 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Overview

Introduction

Talen Energy is a North American competitive power generation and marketing company headquartered in Allentown, Pennsylvania. Talen Energy produces and sells electricity, capacity and ancillary services from its fleet of power plants totaling approximately 16,000 MW, principally located in the Northeast, Mid-Atlantic and Southwest regions of the U.S.

Business Strategy

Talen Energy seeks to optimize the value from its competitive power generation assets and marketing portfolios while mitigating near-term volatility in both cash flow and earnings metrics. Talen Energy endeavors to accomplish this by matching projected output from its generation assets with forward power sales in the wholesale and retail markets while effectively managing exposure to fuel price volatility, counterparty credit risk and operational risk. Talen Energy is focused on safe, reliable, and resilient operations, disciplined capital investment, portfolio optimization, cost management and the pursuit of value enhancing growth opportunities.

To manage financing costs and access to credit markets, and to fund capital expenditures and growth opportunities, a key objective of Talen Energy is to maintain adequate liquidity capacity. In addition, Talen Energy has a financial risk management policy and operational procedures that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units. To manage these risks, Talen Energy generally uses contracts such as forwards, options, swaps and insurance contracts primarily focused on mitigating cash flow volatility within the next 12 month period.

Key Performance Measures

In addition to operating income (loss), Talen Energy utilizes Adjusted EBITDA and Margins, both non-GAAP financial measures, as indicators of performance for its business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations. Results for the periods ended March 31 were as follows.

	Three Months
	2016	2015	Change
Net Income (Loss)	$151	$96	$55

Operating Income (Loss)	311	178	133

Adjusted EBITDA	235	237	(2)

Margins	491	428	63

See "Results of Operations" and for a detailed analysis of Talen Energy's results, the definitions of Margins and Adjusted EBITDA and reconciliation of these non-GAAP measures to related GAAP measures.

Executive Summary

The increase in Margins, a primary driver to changes in the other three earnings measures reflected above, was partially due to a $100 million increase related to the RJS and MACH Gen generating facilities acquired in 2015, partially offset by a decrease of $30 million related to other operations within the East segment.

Adjusted EBITDA was essentially flat between periods, as the increase in Margins was almost entirely offset by increases in operation and maintenance expenses as described below.

The increase in operating income (loss) and net income (loss) were partially due to the change in Margins described above and non-cash net gains on the 2016 sales of certain facilities as described below. These positive impacts were partially offset by an increase in operation and maintenance expenses of $60 million and an increase in depreciation of $32 million largely due to the addition of the RJS and MACH Gen generating facilities acquired in 2015. Additionally, interest expense increased $24 million primarily as a result of RJS and MACH Gen related debt and income taxes increased $53 million, primarily from an increase in pre-tax income.

The key financial and operational development that impacted results for 2016 was as follows:

•
Divestitures of Ironwood, C.P. Crane, Holtwood and Lake Wallenpaupack Power Plants - In October 2015, Talen Energy announced agreements for the sales of these facilities, with an aggregate generating capacity of approximately 1,400 MW, to satisfy a December 2014 FERC order approving the combination of Talen Energy Supply and RJS Power. The sales of the Ironwood and C.P. Crane plants were completed in February 2016 and the Holtwood and Lake Wallenpaupack sale was completed in April 2016. Talen Energy generated $1.5 billion in pre-tax cash proceeds from the completion of these sales. Talen Energy used $600 million of these proceeds during the first quarter of 2016 to repay short-term debt. Talen Energy's operating results for the three months ended March 31, 2016 includes net pre-tax gains of $140 million ($84 million after-tax) related to the first quarter sales. Talen Energy expects to record a pre-tax gain of approximately $420 million in the second quarter of 2016 related to the Holtwood and Lake Wallenpaupack sale. See Note 7 to the Financial Statements for additional information.

Regulatory Matters

Maryland and New Jersey Capacity Matters

In April 2012, the Maryland Public Service Commission ordered three electric utilities in Maryland to enter into long-term contracts to support the construction of new electricity generating facilities in Maryland, the intent of which, Talen Energy believed, was to encourage the construction of new generation even when, under the FERC-approved PJM economic model, such new generation would not be economic.  In April 2012, Talen Energy subsidiaries and several other companies filed a complaint in federal court in Maryland challenging the order on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution and requested declaratory and injunctive relief barring implementation of the order by the

Maryland PSC Commissioners.  Following certain lower court rulings, in April 2016, the U.S. Supreme Court issued a unanimous decision finding that Maryland's program is preempted by the Federal Power Act because it sets an interstate wholesale rate, contravening the Federal Power Act's division of authority between state and federal regulators.

Also in April 2016, the U.S. Supreme Court denied all petitions for certiorari in a similar case in New Jersey. The effect of the denial was to let stand lower court rulings finding that a similar law enacted by New Jersey was unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.

See Note 9 to the Financial Statements for background information on these cases.

Ohio

There have been attempts in Ohio by certain companies to have their utilities be permitted to subsidize several uneconomic merchant generation assets owned by non-utility affiliates.  Those attempts are being opposed by many generator and consumer interests both in Ohio and at the FERC.  In April 2016, the FERC rescinded waivers it granted to certain Ohio companies that allowed them to purchase power from their affiliate generators.  The Ohio companies must seek approval from the FERC that the contracts are consistent with the FERC's affiliate regulations before those contracts can be made effective.  Additional efforts to oppose on grounds of federal preemption may also be made in Federal Court.  If approved and not reversed, out-of-market subsidies could be disruptive to the market signals for competitive generation and threaten the long-term viability of PJM's markets.  It is too early to predict the outcome of these efforts to subsidize uneconomic generators in Ohio.

Talen Energy cannot predict the impact that future economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Results of Operations

As a result of the RJS Power acquisition on June 1, 2015, results for RJS are included in Talen Energy's results for the three months ended March 31, 2016 with no comparable amounts in 2015. As a result of the MACH Gen acquisition on November 2, 2015, results for MACH Gen are included in Talen Energy's results for the three months ended March 31, 2016 with no comparable amounts in 2015. When discussing Talen Energy's results of operations for 2016 compared with 2015, when significant, the results of RJS and MACH Gen are isolated for purposes of comparability.

Talen Energy is organized in two segments: East and West, based on geographic location. The East segment includes the generating, marketing and trading activities in PJM, NYISO and ISO-NE. The West segment includes the generating, marketing and trading activities located in ERCOT and WECC. In addition, Talen Energy has an "Other" category that primarily includes wages, benefits, services, certain insurance, rent, financing costs incurred primarily at Talen Energy, which have not been allocated or assigned to the segments and inter-company eliminations, and is presented to reconcile segment information to consolidated results.

The discussion within "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three months ended March 31, 2016 with the same period in 2015 on a GAAP basis. The "Margins" discussion, presented by segment, includes a reconciliation of that non-GAAP financial measure to operating income. The "EBITDA and Adjusted EBITDA" discussion, also presented by segment, includes a reconciliation of those non-GAAP financial measures to operating income and consolidated net income (loss).

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," the rest of this "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in Talen Energy's 2015 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA

Statement of Income Analysis --

	Three Months Ended March 31,
	2016	2015	Change
Wholesale energy (a) (b) (c)	$800	$676	$124
Retail energy (a) (b)	259	311	(52)
Energy-related businesses	114	104	10
Total operating revenues	1,173	1,091	82
Fuel and energy purchases (a) (b) (c)	491	515	(24)
Operation and maintenance (c)	282	222	60
(Gain) loss on sale	(140)	—	(140)
Depreciation	109	77	32
Taxes, other than income (c)	11	3	8
Energy-related businesses (c)	109	96	13
Total operating expenses	862	913	(51)
Operating Income (Loss)	311	178	133
Other Income (Expense) - net	6	7	(1)
Interest Expense	60	36	24
Income Taxes	106	53	53
Net Income (Loss)	$151	$96	$55

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 13 to the Financial Statements for additional information.

(b)	Amounts included in "Margins" and are not discussed separately.

(c)	Amounts for prior years have been reclassified to conform to the current presentation. See Note 1 to the Financial Statements for additional information.

See below for a discussion of the components of the changes to Net Income (Loss) for the periods. The changes in Net Income (Loss) and Operating Income (Loss) from period to period were, in part, attributable to the acquisition of RJS Power, MACH Gen and several items that management believes are not indicative of ongoing operations. See "EBITDA and Adjusted EBITDA" discussion below for information on the items management does not believe are indicative of ongoing operations.

Operation and Maintenance

The increase (decrease) in operation and maintenance for the period ended March 31, 2016 compared with 2015 was due to:

Three Months
East segment:
RJS - Raven and Sapphire (a)	$33
MACH Gen - Athens and Millennium (a)	6
Nuclear (b)	24
Other (c)	(18)
West segment:
RJS - Jade (a)	9
MACH Gen - Harquahala (a)	5
Other:
TSA costs	13
Stock-based compensation	(5)
Other (c)	(7)
Total	$60

(a)	There are no comparable amounts for the three months ended March 31, 2015 as RJS was acquired in June 2015 and MACH Gen was acquired in November 2015.

(b)	The decrease for the three month period was primarily due to the timing of the refueling outage.

(c)	The decrease for the three month period was primarily due to lower corporate expenses, which were primarily a result of cost reductions following the spinoff from PPL.

(Gain) loss on sale

(Gain) loss on sale for the three months ended March 31, 2016 primarily represents the $148 million gain on the sale of the Ironwood power plant. See Note 7 to the Financial Statements for additional information.

Depreciation

Depreciation increased by $32 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily due to increases in the East and West segments of $18 million and $13 million. The East segment increased by $28 million due to the RJS Power and MACH Gen acquisitions, partially offset by a $6 million decrease due to the sale of Ironwood. The increase in the West segment was primarily related to the RJS Power and MACH Gen acquisitions as there are no comparable amounts for the three months ended March 31, 2015.

Taxes, Other Than Income

Taxes, other than income increased by $8 million for the three months ended March 31, 2016 compared with the same period in 2015. The East and West segments both increased by $4 million due to the acquisition of RJS Power and MACH Gen as there are no comparable amounts for the three months ended March 31, 2015.

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2016 compared with 2015 was due to:

Three Months
Long-term debt interest expense (a)	$21
MACH Gen (b)	9
Short-term debt interest expense	(4)
Other	(2)
Total	$24

(a)
The increase was due to a debt issuance in May 2015 and the assumption of an RJS Power subsidiary's debt in June 2015 in connection with the RJS Power acquisition. The increase in expense from the RJS Power related debt was $14 million.

(b)	There are no comparable amounts in the 2015 period as MACH Gen was acquired in November 2015.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2016 and 2015 was due to:

Three Months
Change in pre-tax income at current tax rates (a)	$56
RJS (b)	(4)
MACH Gen (b)	(6)
Federal tax credits	2
Other	5
Total	$53

(a)	Excludes income taxes related to RJS and MACH Gen as there are no comparable amounts in the three months ended March 31, 2015.

(b)	There are no comparable amounts in the 2015 period as RJS was acquired in June 2015 and MACH Gen as acquired in November 2015.

Margins

Management utilizes "Margins," a non-GAAP financial measure, as an indicator of performance for its business.

"Margins" is defined as, energy revenues offset by the cost of fuel and energy purchases. Management believes this performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Margins." This volatility stems from a number of factors, including the required netting of certain transactions with ISOs, RTOs and significant fluctuations in unrealized gains and losses. Such factors could result in gains or losses being recorded in either "Wholesale energy," "Retail energy" or "Fuel and energy purchases" on the Statements of Income. "Margins"

excludes unrealized (gains) losses on: energy related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities; and trading activities. These derivatives are subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged or when realized. Energy related economic activity includes premium amortization associated with options. Unrealized gains and losses related to derivatives and premium amortization associated with options are deferred and included in "Margins" over the delivery period of the item that was hedged or upon realization.

This measure is not intended to replace "Operating Income (Loss)," which is determined in accordance with GAAP, as an indicator of overall operating performance. Other companies may use different measures to analyze and report their results of operations. Management believes this measure provides additional useful criteria to make investment decisions. This performance measure is used, in conjunction with other information, by senior management to manage Talen Energy's operations and analyze actual results compared with budget.

Reconciliation of Margins

The following tables contain the components from the Statements of Income that are included in Margins and a reconciliation to "Operating Income (Loss)" for the periods ended March 31.

	Three Months
	2016					2015
	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)
Wholesale energy	$677	$64	$59	(c)	$800	$632	$27	$17	(c)	$676
Retail energy	242	16	1	(c)	259	306	18	(13	) (c)	311
Fuel and energy purchases	447	61	(17	) (c)	491	528	27	(40	) (c)	515
Other (d)	—	—	257		257	—	—	294		294
Total	$472	$19	$(180)		$311	$410	$18	$(250)		$178

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)	Includes unrealized gains (losses) on energy-related economic activity, which is subject to fluctuations in value due to market price volatility. See
"Commodity Price Risk (Non-trading) - Economic Activity" within Note 13 to the Financial Statements. Amounts have been adjusted for insignificant option premiums for the three months ended March 31, 2016 and 2015.

(d)
Other includes all Income Statement line items that are fully excluded from Margins, such as Operation and maintenance, Gain (loss) on sale, Depreciation, Taxes, other than income and Energy-related businesses, net.

Changes in Margins

The following table shows Margins by segments, for the periods ended March 31 as well as the change between the periods. The factors that gave rise to the changes are described following the table.

	Three Months
	2016	2015	Change
East segment	$472	$410	$62
West segment	19	18	1
Total	$491	$428	$63

East Segment

East segment Margins increased $79 million in 2016 from the addition of the Raven and Sapphire portfolios, as well as $13 million from the addition of the Athens and Millennium portfolios. There are no comparable amounts in the first quarter of 2015 as the acquisitions occurred during subsequent periods in 2015.

Excluding the impact of the Raven, Sapphire, Athens and Millennium acquisitions, East segment Margins decreased in 2016 compared with 2015 by $30 million primarily due to lower realized energy prices of $29 million, timing of the nuclear refueling outage of $23 million and lost energy and capacity revenue from the sale of the Ironwood plant of $21 million.

Partially offsetting these amounts is an increase in capacity prices of $25 million, margins on full-requirement sales contracts of $12 million, and retail electric activity of $8 million.

West Segment

West segment Margins increased $8 million in 2016 from the addition of the Jade and Harquahala portfolios. There are no comparable amounts in the first quarter of 2015 as the acquisitions occurred during subsequent periods in 2015. These amounts were offset by a decrease of $7 million in the Montana portfolio due to lower realized energy prices.

EBITDA and Adjusted EBITDA

In addition to operating income (loss), management utilizes EBITDA and Adjusted EBITDA, which are both non-GAAP financial measures, as indicators of performance for Talen Energy's business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations.

EBITDA represents net income (loss) before interest expense, income taxes, depreciation and certain amortization. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other items that management believes are not indicative of ongoing operations including, but not limited to, unrealized gains and losses on derivative contracts, stock-based compensation expense, asset retirement obligation accretion, impairments, gains and losses on securities in the NDT funds, gains or losses on sales, dispositions or retirements of assets, debt extinguishments and transition, transaction and restructuring costs.

EBITDA and Adjusted EBITDA are not intended to represent cash flows from operations, operating income (loss) or net income (loss) as defined by GAAP as indicators of operating performance and are not necessarily comparable to similarly-titled measures reported by other companies. Management cautions investors that amounts presented in accordance with Talen Energy's definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. Talen Energy believes EBITDA and Adjusted EBITDA are useful to investors and other users of these financial statements in evaluating Talen Energy's operating performance because they provide additional tools to compare business performance across companies and across periods. Talen Energy believes that EBITDA is widely used by investors to measure a company's operating performance without regard to such items as interest expense, income taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, Talen Energy believes that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. Talen Energy adjusts for these and other items; as management believes that these items would distort their ability to efficiently view and assess the company's core operating trends. In summary, management primarily uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, as a measure of certain corporate financial goals used to determine variable compensation and in communications with the Talen Energy Corporation Board of Directors, senior management, shareholders, creditors, analysts and investors concerning Talen Energy's financial performance.

Reconciliations of EBITDA and Adjusted EBITDA

The table below provides reconciliations of EBITDA and Adjusted EBITDA to operating income (loss) on a segment basis and to net income (loss) on a consolidated basis for the periods ended March 31.

	Three Months
	2016				2015
	East	West	Other	Total	East	West	Other	Total
Net income (loss)				$151				$96
Interest expense				60				36
Income taxes				106				53
Other (income) expense - net				(6)				(7)
Operating income (loss)	$392	$(28)	$(53)	$311	$231	$(1)	$(52)	$178
Depreciation	95	13	1	109	77	—	—	77
Other income (expense) - net	5	1	—	6	7	—	—	7
EBITDA	$492	$(14)	$(52)	$426	$315	$(1)	$(52)	$262
Margins:
Unrealized (gain) loss on derivative contracts (a)	(81)	(1)	—	(82)	(48)	2	—	(46)
Other (b)	3	—	—	3	3	—	—	3
Operation and maintenance:
Stock-based compensation expense (c)	—	—	5	5	—	—	9	9
ARO accretion	9	1	—	10	8	—	—	8
(Gain) loss on sale (Note 7)	(140)	—	—	(140)	—	—	—	—
TSA costs	—	—	13	13	—	—	—	—
Corette closure costs (d)	—	—	—	—	—	4	—	4
Transaction and restructuring costs (e)	—	—	3	3	—	—	3	3
Legal contingency	—	4	—	4	—	—	—	—
Other	(3)	—	—	(3)	—	—	—	—
Other income (expense):
(Gain) loss from NDT funds	(4)	—	—	(4)	(6)	—	—	(6)
Adjusted EBITDA	$276	$(10)	$(31)	$235	$272	$5	$(40)	$237

(a)
Represents unrealized gains (losses) on derivatives. See "Commodity Price Risk (Non-trading) - Economic Activity" and "Commodity Price Risk (Trading)" in Note 13 to the Financial Statements for additional information on derivatives. Amounts have been adjusted for insignificant option premiums for the three months ended March 31, 2016 and 2015.

(b)	Includes OCI amortization on non-active derivative positions.

(c)	For the periods prior to June 2015, represents the portion of PPL's stock-based compensation cost allocable to Talen Energy.

(d)	Operations were suspended and the Corette plant was retired in March 2015.

(e)	Costs related to the spinoff transaction, including expenses associated with the FERC-required mitigation and legal and professional fees.

Changes in Adjusted EBITDA

The following table shows Adjusted EBITDA by segment for the periods ended March 31 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months
	2016	2015	Change
East	$276	$272	$4
West	(10)	5	(15)
Other	(31)	(40)	9
Total	$235	$237	$(2)

East Segment

The increase for the three month period for the East segment was driven by higher margins, primarily due to the addition of the Raven, Sapphire, Athens and Millennium operations acquired during 2015, higher capacity prices, higher margins on full-

requirements sales contracts, and higher retail electricity sales, which were offset by higher operation and maintenance costs resulting from the Raven, Sapphire, Athens and Millennium operations, lower realized energy prices, timing of the nuclear refueling outage, and lost energy and capacity revenue from the sale of the Ironwood plant.

West Segment

The decrease for the three month period for the West segment was driven by higher operation and maintenance expenses, primarily due to the addition of the Jade and Harquahala operations and lower realized energy prices in Montana, partially offset by higher margins from the addition of the Jade and Harquahala operations during 2015.

Other

The increase for the three month period for Other was primarily due to lower corporate expenses, which were primarily a result of cost reductions following the spinoff from PPL.

See "Margins" and "Statement of Income Analysis" above for a more detailed analysis of the changes.

Financial Condition
Liquidity and Capital Resources

Talen Energy had the following at:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$393	$141
Short-term debt (a)	—	608

(a)
December 31, 2015 includes $108 million related to the New MACH Gen RCF which was reclassified to "Long-term debt" on the Balance Sheet at March 31, 2016 based on New MACH Gen's intent to refinance on a long-term basis.

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, and the changes between periods were as follows.

	2016	2015	Change - Cash Provided (Used)
Operating activities	$196	$221	$(25)
Investing activities	583	(130)	713
Financing activities	(527)	(222)	(305)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2016 compared with 2015 were as follows.

Change - Cash Provided (Used)
Net income (loss)	$55
Non-cash components	(162)
Working capital	3
Defined benefit plan funding	74
Other operating activities	5
Total	$(25)

Net income (loss) increased by $55 million between the periods; however, it was partially offset by $162 million of non-cash components, which is primarily the $164 million net gain on the sale of certain generation facilities. The change in defined benefit plan funding is a result of timing of contributions as there have been no contributions to date in 2016.

Investing Activities

The $713 million increase in cash provided by investing activities for the three months ended March 31, 2016 compared with 2015 primarily reflects $670 million in proceeds received in 2016 from sale of the Ironwood and C.P. Crane power generation facilities.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2016 compared with 2015 were as follows.

Change - Cash Provided (Used)
Capital contributions from/distributions to predecessor member, net	$191
Debt issuances/redemptions, net	(42)
Change in revolving credit facilities borrowings, net (a)	(451)
Other	(3)
Total	$(305)

(a) Includes activity under the New MACH Gen RCF which at March 31, 2016 is classified as "Long-term debt" on the Balance Sheet.

The above change for the three months ended March 31, 2016 compared with 2015 primarily resulted from changes in capital distributions to predecessor member and changes in revolving credit facilities' borrowings. In 2015, Talen Energy made a distribution to its predecessor member prior to the June 2015 spinoff, with no such distributions occurring in 2016. In 2016, Talen Energy used a portion of the proceeds from the sale of the Ironwood and C.P. Crane power generation facilities to repay all then outstanding $600 million of short-term borrowings under Talen Energy Supply's RCF.

Talen Energy may from time to time seek to retire or repurchase outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

See Note 6 to the Financial Statements for information on 2016 short and long-term debt activity. See Note 5 in Talen Energy's 2015 Form 10-K for information on 2015 activity.

Revolving Credit Facilities

Talen Energy Supply and a subsidiary maintain credit facilities to enhance liquidity and provide credit support.  The total committed borrowing capacity under outstanding credit facilities and the use of this borrowing capacity were:

	March 31, 2016				December 31, 2015
	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Borrowed	Letters of Credit Issued	Unused Capacity
Credit facilities	$2,010	$127	$188	$1,695	$608	$194	$1,208

The amounts "Borrowed" are recorded as either "Short-term debt" or "Long-term debt" on the Balance Sheets depending on the facility utilized and management's ability and intent to repay or refinance borrowings.
The Talen Energy Supply RCF provides capacity for revolving cash borrowings and up to $925 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time.
The commitments at March 31, 2016 under the Talen Energy Supply RCF are provided by a diverse bank group, with no one bank or its affiliates providing an aggregate commitment of more than 8% of the total committed capacity.

The New MACH Gen RCF provides capacity for revolving cash borrowings and up to $120 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time.

Other Facilities

Talen Energy Supply is party to a $1.3 billion Amended STF Agreement whereby Talen Energy Supply will receive credit to be applied to satisfy collateral posting obligations related to Talen Energy's energy marketing and trading activities with counterparties participating in the facility.

See Note 6 to the Financial Statements for further discussion of Talen Energy Supply's credit and other agreements.

Long-term Debt

See Note 6 to the Financial Statements for information on Talen Energy Supply's long-term debt activity.

Rating Agencies and Credit Considerations

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The ratings issued by rating agencies are not recommendations to buy, sell or hold any debt securities of Talen Energy, and they are often based in part on information provided by Talen Energy and other sources. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  Talen Energy's credit ratings may affect its liquidity, access to capital markets and cost of borrowing.

The following table sets forth the credit ratings issued by Moody's and Standard & Poor's for outstanding debt securities or credit facilities of Talen Energy Supply as of;

	March 31, 2016		December 31, 2015
	Moody's	S&P	Moody's	S&P
Senior Unsecured	B1	B+	Ba3	B+
Senior Secured	Baa3	BB	Baa2	BB
Corporate Issuer Rating	Ba3	B+	Ba2	B+
Outlook	Stable	Stable	Negative	Stable

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage and interest rate instruments contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, upon a downgrade in Talen Energy Supply's credit rating.  See Note 13 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for Talen Energy for derivative contracts in a net liability position at March 31, 2016.

Talen Energy has no credit rating triggers that, by themselves, would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

Risk Management

Market Risk

See Notes 12 and 13 to the Financial Statements for information about Talen Energy's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

Talen Energy's non-trading activity includes economic hedge transactions that address a specific risk.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of Talen Energy's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  See Note 13 to the Financial Statements for additional information.

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

The following tables sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended March 31.  See Notes 12 and 13 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2016	2015
Fair value of contracts outstanding at the beginning of the period	$144	$53
Contracts realized or otherwise settled during the period	(123)	133
Fair value of new contracts entered into during the period (a)	1	(5)
Other changes in fair value	190	(92)
Fair value of contracts outstanding at the end of the period	$212	$89

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at March 31, 2016, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$140	$6	$6	$—	$152
Prices based on significant unobservable inputs (Level 3)	37	22	1	—	60
Fair value of contracts outstanding at the end of the period	$177	$28	$7	$—	$212

Talen Energy subsidiaries sell electricity, capacity and related services and buy fuel on a forward basis to hedge the value of energy from Talen Energy's generation assets.  If these Talen Energy subsidiaries were unable to deliver firm capacity and energy or to accept the delivery of fuel under their agreements, under certain circumstances they could be required to pay liquidated damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect Talen Energy's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although Talen Energy attempts to mitigate these risks, it cannot be assured that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

Talen Energy's trading commodity derivative contracts range in maturity through 2019.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended March 31.  See Notes 12 and 13 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2016	2015
Fair value of contracts outstanding at the beginning of the period	$9	$48
Contracts realized or otherwise settled during the period	(6)	(30)
Fair value of new contracts entered into during the period (a)	1	(7)
Other changes in fair value	5	35
Fair value of contracts outstanding at the end of the period	$9	$46

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2016, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$4	$(3)	$—	$—	$1
Prices based on significant unobservable inputs (Level 3)	7	3	(2)	—	8
Fair value of contracts outstanding at the end of the period	$11	$—	$(2)	$—	$9

VaR Models

A VaR model is utilized to measure commodity price risk in margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given Talen Energy's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the three months ended March 31, 2016 was as follows.

	Trading VaR	Non-Trading VaR
95% Confidence Level, Five-Day Holding Period
Period End	$—	$19
Average for the Period	—	23
High	—	31
Low	—	18

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2016.

Interest Rate Risk

Talen Energy, directly or through its subsidiaries, issues debt to finance its operations, which exposes it to interest rate risk.  Talen Energy may utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in components of current market interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management policy are designed to mitigate interest rate exposure and volatility in interest expense.

Talen Energy had no interest rate hedges outstanding at March 31, 2016.

Talen Energy is exposed to a potential increase in interest expense and to changes in the fair value of its debt portfolio.  The estimated impact of a 10% adverse movement in interest rates at March 31, 2016 would cause an insignificant increase in interest expense and a $110 million increase in the fair value of debt.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, Susquehanna Nuclear maintains trust funds to fund certain costs of decommissioning the Susquehanna Nuclear plant.  At March 31, 2016, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the balance sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna Nuclear's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  Talen Energy actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At March 31, 2016, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $74 million reduction in the fair value of the trust assets.  See Notes 12 and 15 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 12 and 13 to the Financial Statements and "Risk Management - Credit Risk" in Talen Energy's 2015 Form 10-K for additional information.

Acquisitions, Development and Divestitures

Talen Energy from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined periodically based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 7 to the Financial Statements for information on the acquisition of MACH Gen and the divestitures of the Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane power plants and information on an April 2016 NRC action related to Bell Bend, LLC's COLA and the costs capitalized associated with the licensing process. Talen Energy will continue to consider alternatives that may be available to support its objectives with respect to the future of the Bell Bend project, which could impact the project's ability to provide future economic benefit to Talen Energy. At March 31, 2016, $204 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheet in noncurrent "Other intangibles."

Environmental Matters

The following is a discussion of the more significant environmental matters impacting Talen Energy's business this fiscal year.  See "Item 1. Business" in Talen Energy's 2015 Form 10-K for additional information on environmental matters.
NAAQS

Regulations to address more stringent NAAQS for ozone advanced in Pennsylvania in the first quarter of 2016. These regulations became effective in April 2016 and establish reasonably available control technologies (RACT) for nitrogen oxide and volatile organic compound emissions from fossil-fuel fired power plants.  Affected sources must comply by January 1, 2017, unless a compliance extension is granted under the conditions of the Regulation.
Pertaining to the EPA's 2010 NAAQS for sulfur dioxide, the EPA and Sierra Club entered into an approved consent decree on March 2, 2015 that establishes deadlines for remaining area designations. Several of Talen's affected plants are in undesignated areas and various actions occurred in the first quarter of 2016 to advance these characterizations.
Compliance with Pennsylvania RACT regulations, or other regulations that could be developed to address the NAAQS established by the EPA, including their 2010 sulfur dioxide standard, could lead to increased capital and/or operating and maintenance expenses for Talen Energy's fossil-fuel fired power plants.

GHG Regulations

The EPA's final rules for new and existing power plants were published in the Federal Register in October 2015, along with a proposed federal implementation plan for those states that fail to submit an acceptable state implementation plan for the existing plant rule. The EPA's existing plant rule was stayed by the U.S. Supreme Court in the first quarter of 2016 pending the outcome of other legal challenges to the rule. The new plant rule remains in effect and challenges are also outstanding in federal court. Talen Energy is unable to determine if the rules will have a material adverse effect on Talen Energy's financial condition or results of operations, but increased capital and operating and maintenance costs could be imposed.
ELGs and Standards

The EPA's final ELG regulations that revise discharge limitations for steam electric generation wastewater permits became effective in January 2016. The Regulation contains requirements that could significantly impact Talen Energy's coal-fired power plants.  At this point, Talen Energy is unable to estimate a range of reasonably possible compliance costs. The Regulation is being challenged in federal court.

New Accounting Guidance

See Notes 2 and 17 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  Certain accounting policies are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain, including policies for defined benefits, income taxes, asset impairments (excluding investments), AROs, business combinations and price risk management.

See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in Talen Energy's 2015 Form 10-K for a discussion of each critical accounting policy.

TALEN ENERGY CORPORATION
TALEN ENERGY SUPPLY, LLC

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives. The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) have concluded for their respective companies that, as of March 31, 2016, the registrants' disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by each registrant in the reports filed by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)    Change in Internal Controls over Financial Reporting.

Reference is made to "Item 9A. Controls and Procedures" of Talen Energy's 2015 Form 10-K for a discussion regarding on-going assessments of internal control over financial reporting relating to the RJS Power and MACH Gen acquisitions that occurred during 2015. During the first fiscal quarter of 2016, the registrants continued to transition the processes, information technology systems and other components of internal control over financial reporting of RJS Power and MACH Gen to the internal control structure of the registrants. The registrants have expanded their consolidation and disclosure controls and procedures related to the acquired companies, and the registrants continue to assess the current internal control over financial reporting at RJS and MACH Gen. Except for those items, there were no changes in the registrants' internal controls over financial reporting that occurred during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	Note 9 to the Financial Statements; and

•	"Environmental Matters" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in "Risk Factors" in Talen Energy's 2015 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The following Exhibits indicated by an asterisk are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a + are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

10.1*	-	Change in Control Severance Protection Agreement dated as of January 11, 2016 between Talen Energy Corporation and Paul A. Farr
10.2*	-
Joinder Agreement, dated as of March 1, 2016, by BNP Paribas Energy Trading GP, to the Secured Energy Marketing and Trading Facility Amended and Restated Common Agreement dated as of December 15, 2015 among Talen Energy Marketing, LLC, Talen Energy Supply, LLC, Brunner Island, LLC, Montour, LLC, Wilmington Trust, National Association, as collateral agent, and the secured counterparties thereto

12(a)*	-	Talen Energy Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(b)*	-	Talen Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2016, filed by the following officers for the following companies:

31(a)*	-	Talen Energy Corporation's principal executive officer
31(b)*	-	Talen Energy Corporation's principal financial officer
31(c)*	-	Talen Energy Supply, LLC's principal executive officer
31(d)*	-	Talen Energy Supply, LLC's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2016, furnished by the following officers for the following companies:

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

Talen Energy Corporation
(Registrant)

Talen Energy Supply, LLC
(Registrant)

Date:	May 10, 2016	By /s/ Jeremy R. McGuire
Jeremy R. McGuire
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer and authorized signatory for each registrant)