Form 10-Q
period 2016-06-30
Talen Energy Corp; TALEN ENERGY SUPPLY, LLC
filed 2016-08-05
CIK 1622536, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number: 1-37388
Talen Energy Corporation
(Exact name of Registrant as specified in its charter)
Delaware	47-1197305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

835 Hamilton Street, Suite 150, Allentown, PA 18101-1179
(Address of principal executive offices) (Zip Code)

Commission File Number: 1-32944
Talen Energy Supply, LLC
(Exact name of Registrant as specified in its charter)
Delaware	23-3074920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

835 Hamilton Street, Suite 150, Allentown, PA 18101-1179
(Address of principal executive offices) (Zip Code)

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Talen Energy Corporation	[ ]	[ ]	[ X ]	[ ]
Talen Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Talen Energy Corporation	Yes	No X
Talen Energy Supply, LLC	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Talen Energy Corporation	Common stock, $0.001 par value, 128,526,720 shares outstanding at July 29, 2016.

Talen Energy Supply, LLC	Talen Energy Corporation indirectly holds all of the membership interests in Talen Energy Supply, LLC.

This document is available free of charge in the Investors & Media section of Talen Energy Corporation's website at www.talenenergy.com. However, information on such website does not constitute a part of this Form 10-Q.

TALEN ENERGY CORPORATION
TALEN ENERGY SUPPLY, LLC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

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

Talen Energy - Talen Energy Corporation and Talen Energy Supply, LLC, collectively.

Talen Energy Corporation - a holding company formed to be the publicly traded company and owner of Talen Energy Supply.

Talen Energy Supply - Talen Energy Supply, LLC, an indirect subsidiary of Talen Energy Corporation and the parent company of Talen Generation, Talen Energy Marketing, RJS and MACH Gen.

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

Other terms and abbreviations

2015 Form 10-K - Talen Energy's Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2015.

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

CCR(s) - coal combustion residual(s), which include fly ash, bottom ash and sulfur dioxide scrubber wastes.

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

First Lien Credit and Guaranty Agreement - the First Lien Credit and Guaranty Agreement dated as of April 28, 2014, among New MACH Gen, as borrower, the guarantors named therein, the lenders party thereto and CLMG Corp., as administrative agent, amended as of March 30, 2015, April 20, 2016 and May 16, 2016.

GAAP - U.S. Generally Accepted Accounting Principles.

GHG - greenhouse gas(es).

Ironwood - a natural gas combined-cycle unit in Lebanon, Pennsylvania.

IRS - U.S. Internal Revenue Service.

ISO - Independent System Operator.

ISO-NE - ISO New England Inc., which oversees the bulk power generation and transmission system that serves Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

MDEQ - Montana Department of Environmental Quality.

MEIC - Montana Environmental Information Center.

Merger - proposed merger of Talen Energy Corporation and RJS Merger Sub Inc. (a wholly owned subsidiary of Parent referred to as "Merger Sub") pursuant to a June 2, 2016 Agreement and Plan of Merger (the "Merger Agreement") by and among RPH Parent LLC, SPH Parent LLC, CRJ Parent LLC (each, an affiliate of Riverstone, and collectively referred to as "Parent"), and Merger Sub, with Talen Energy Corporation continuing as the surviving corporation on the terms and conditions set forth in the Merger Agreement.

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

PP&E - property, plant and equipment.

PPL - PPL Corporation, the former indirect parent holding company of all Talen Energy companies except for RJS and MACH Gen and their respective subsidiaries.

PPL Services - PPL Services Corporation, a subsidiary of PPL and former affiliate of Talen Energy that provides services to Talen Energy under a TSA.

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

RTO - Regional Transmission Organization.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting. It also requires an independent auditor to make its own assessment, subject to certain exceptions.

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

•	failure to complete the Merger, as a result of the failure to obtain necessary stockholder or regulatory approvals or otherwise;

•
the payment by Talen Energy Corporation of a termination fee under certain circumstances if the Merger is not completed (see "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Merger Agreement" for additional information);

•	risks related to disruption of management's attention from Talen Energy's ongoing business operations due to the Merger;

•	the loss of key customers and suppliers resulting from any uncertainties associated with the Merger;

•	the negative impact on Talen Energy's business and the market price for Talen Energy Corporation's common stock should the Merger not be consummated;

•	adverse economic conditions;

•	changes in commodity prices and related costs;

•	the effectiveness of Talen Energy's risk management techniques, including hedging, with respect to electricity and fuel prices, interest rates and counterparty credit and non-performance risks;

•	methods of accounting and developments in or interpretations of accounting requirements that may impact reported results, including with respect to, but not limited to, hedging activity;

•	operational, price and credit risks in the wholesale and retail electricity markets;

•	Talen Energy's ability to forecast the actual load needed to perform full-requirements sales contracts;

•	weather conditions;

•	disruptions in fuel supply;

•
circumstances that may impact the levels of coal inventory that Talen Energy holds (e.g., a decline in the price of natural gas that results in Talen Energy reducing or idling coal-fired generating facilities in favor of operating available alternative natural gas-fired generating facilities);

•	the performance of transmission facilities and any changes in the structure and operation of, or the pricing limitations imposed by, the RTOs and ISOs that operate those facilities;

•	blackouts due to disruptions in neighboring interconnected systems;

•	competition in the power generation market, including in the expansion of alternative sources of electricity generation and in the development of new projects, markets and technologies;

•	federal and state legislation and regulation, including costs to comply with governmental permits and approvals;

•	costs of complying with environmental and related worker health and safety laws and regulations;

•	the impacts of climate change;

•	the availability and cost of emission allowances;

•	changes in legislative and regulatory policy, including the promotion of renewable energy, energy efficiency, conservation and self-generation;

•	security and safety risks associated with nuclear generation;

•	Talen Energy's level of indebtedness;

•	the terms and conditions of debt instruments and of the Merger Agreement that may restrict Talen Energy's ability to operate its business;

•	the performance of Talen Energy's subsidiaries and affiliates, on which its cash flow and ability to meet its debt obligations largely depend;

•	the risks inherent with variable rate indebtedness;

•	disruption in financial markets;

•	Talen Energy's ability to access capital markets;

•	acquisition or divestiture activities, including Talen Energy's ability to realize expected synergies and other benefits from such business transactions;

•	changes in technology;

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

•
the loss of key personnel, the ability to hire and retain qualified employees and the impact of collective labor bargaining negotiations, including the failure to retain and hire key personnel pending the consummation of the contemplated Merger;

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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Except Share Data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Revenues
Wholesale energy	$389	$561	$1,189	$1,237
Retail energy	189	243	448	554
Energy-related businesses	119	144	233	248
Total Operating Revenues	697	948	1,870	2,039
Operating Expenses
Operation
Fuel and energy purchases	347	382	838	897
Operation and maintenance	277	306	559	528
(Gain) loss on sale	(423)	—	(563)	—
Impairments	213	—	213	—
Depreciation	109	87	218	164
Taxes, other than income	11	5	22	8
Energy-related businesses	115	133	224	229
Total Operating Expenses	649	913	1,511	1,826
Operating Income (Loss)	48	35	359	213
Other Income (Expense) - net	6	3	12	10
Interest Expense	60	55	120	91
Income (Loss) Before Income Taxes	(6)	(17)	251	132
Income Taxes	(3)	(43)	103	10
Net Income (Loss)	$(3)	$26	$148	$122
Earnings Per Share of Common Stock
Basic	$(0.02)	$0.26	$1.15	$1.34
Diluted	$(0.02)	$0.26	$1.14	$1.34

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	128,527	98,354	128,526	90,980
Diluted	128,527	98,376	129,475	91,002

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(3)	$26	$148	$122
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($9), $5, ($12), ($1)	8	(4)	11	1
Defined benefit plans:
Prior service costs, net of tax of $0, $2, $0, $2	—	(3)	—	(3)
Net actuarial gain, net of tax of $0, ($30), $0, ($30)	—	46	—	46
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $3, $1, $2, $2	(3)	(1)	(2)	(2)
Qualifying derivatives, net of tax of $3, $4, $5, $7	(4)	(6)	(7)	(10)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	(1)	—	(1)
Net actuarial loss, net of tax of ($2), ($3), ($4), ($6)	4	5	7	9
Total other comprehensive income (loss)	5	36	9	40
Comprehensive income (loss)	$2	$62	$157	$162

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$148	$122
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Pre-tax gain from the sale of certain generation facilities	(595)	—
Depreciation	218	164
Amortization	93	93
Defined benefit plans - expense	23	23
Deferred income taxes and investment tax credits	(142)	(46)
Impairment of assets	214	6
Unrealized (gains) losses on derivatives, and other hedging activities	83	(40)
Other	17	38
Change in current assets and current liabilities
Accounts receivable	(18)	50
Accounts payable	(28)	(135)
Unbilled revenues	24	80
Fuel, materials and supplies	23	33
Prepayments	(5)	37
Counterparty collateral	(57)	36
Taxes payable	212	(2)
Other	(10)	(33)
Other operating activities
Defined benefit plans - funding	—	(74)
Other assets	3	2
Other liabilities	4	1
Net cash provided by operating activities	207	355
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(268)	(179)
Proceeds from the sale of certain generation facilities	1,525	—
Expenditures for intangible assets	(29)	(19)
Purchases of nuclear plant decommissioning trust investments	(101)	(108)
Proceeds from the sale of nuclear plant decommissioning trust investments	92	100
Net (increase) decrease in restricted cash and cash equivalents	53	67
Other investing activities	18	12
Net cash provided by (used in) investing activities	1,290	(127)
Cash Flows from Financing Activities
Issuance of long-term debt	—	600
Retirement of long-term debt	(394)	(2)
Contributions from predecessor member	—	82
Distributions to predecessor member	—	(214)
Net increase (decrease) in short-term debt	(150)	(668)
Other financing activities	(3)	(26)
Net cash provided by (used in) financing activities	(547)	(228)
Net Increase (Decrease) in Cash and Cash Equivalents	950	—
Cash and Cash Equivalents at Beginning of Period	141	352
Cash and Cash Equivalents at End of Period	$1,091	$352

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	June 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$1,091	$141
Restricted cash and cash equivalents	53	106
Accounts receivable (less reserve: 2016, $1; 2015, $1)
Customer	220	205
Other	53	62
Unbilled revenues	136	160
Fuel, materials and supplies	482	508
Prepayments	57	52
Price risk management assets	429	562
Assets held for sale	—	954
Other current assets	14	12
Total Current Assets	2,535	2,762
Investments
Nuclear plant decommissioning trust funds	984	951
Other investments	18	25
Total Investments	1,002	976
Property, Plant and Equipment
Generation	13,607	13,468
Nuclear fuel	650	652
Other	348	342
Less: accumulated depreciation	6,533	6,411
Property, plant and equipment, net	8,072	8,051
Construction work in progress	492	536
Total Property, Plant and Equipment, net	8,564	8,587
Other Noncurrent Assets
Other intangibles	105	310
Price risk management assets	153	131
Other noncurrent assets	44	43
Total Other Noncurrent Assets	302	484
Total Assets	$12,403	$12,809

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	June 30,	December 31,
	2016	2015
Liabilities and Equity
Current Liabilities
Short-term debt	$350	$608
Long-term debt due within one year	5	399
Accounts payable	262	291
Taxes	228	16
Interest	40	43
Price risk management liabilities	393	431
Liabilities held for sale	—	33
Counterparty collateral	22	79
Other current liabilities	182	188
Total Current Liabilities	1,482	2,088
Long-term Debt	3,896	3,787
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,461	1,587
Investment tax credits	9	15
Price risk management liabilities	127	108
Accrued pension obligations	352	340
Asset retirement obligations	501	490
Other deferred credits and noncurrent liabilities	110	91
Total Deferred Credits and Other Noncurrent Liabilities	2,560	2,631
Commitments and Contingent Liabilities (Note 10)
Equity
Common Stock - $0.001 par value (a)	—	—
Additional paid-in capital	4,707	4,702
Accumulated deficit	(225)	(373)
Accumulated other comprehensive income (loss)	(17)	(26)
Total Equity	4,465	4,303
Total Liabilities and Equity	$12,403	$12,809

(a)	1,000,000 shares authorized at June 30, 2016 and December 31, 2015; 128,527 and 128,509 shares issued and outstanding at June 30, 2016 and December 31, 2015.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares (a)	Common stock	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Predecessor member's equity (b)	Total
December 31, 2015	128,509	$—	$4,702	$(373)	$(26)	$—	$4,303
Net income (loss)	—	—	—	148	—	—	148
Other comprehensive income (loss)	—	—	—	—	9	—	9
Stock issuance	18	—	—	—	—	—	—
Stock-based compensation	—	—	7	—	—	—	7
Consummation of spinoff transaction (c)	—	—	(2)	—	—	—	(2)
June 30, 2016	128,527	$—	$4,707	$(225)	$(17)	$—	$4,465

December 31, 2014	—	$—	$—	$—	$(23)	$3,930	$3,907
Net income (loss) from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	32	32
Net income (loss) from June 1, 2015 to June 30, 2015	—	—	—	90	—	—	90
Other comprehensive income (loss)	—	—	—	—	40	—	40
Distributions to predecessor member from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	(396)	(396)
Contributions from predecessor member January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	250	250
Common stock issued for acquisition of RJS Power (c)	44,975	—	902	—	—	—	902
Stock issuance	10	—	—	—	—	—	—
Stock issuance expense	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	2	—	—	—	2
Consummation of spinoff transaction (c)	83,524	—	3,816	—	—	(3,816)	—
June 30, 2015	128,509	$—	$4,719	$90	$17	$—	$4,826

(a)	Shares in thousands. Each share entitles the holder to one vote on any questions presented at any stockholders' meeting.

(b)	Represents Talen Energy Supply's predecessor member's equity balance and activity prior to the June 1, 2015 spinoff transaction.

(c)
Upon consummation of the spinoff on June 1, 2015, Talen Energy Supply's predecessor member's equity balance was transferred to Talen Energy Corporation's "Additional paid-in capital." See Note 1 in Talen Energy's Form 10-K for additional information on the spinoff. The amount in 2016 represents a correction to the June 1, 2015 predecessor member's equity for a contribution received from PPL.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Revenues
Wholesale energy	$389	$561	$1,189	$1,237
Retail energy	189	243	448	554
Energy-related businesses	119	144	233	248
Total Operating Revenues	697	948	1,870	2,039
Operating Expenses
Operation
Fuel and energy purchases	347	382	838	897
Operation and maintenance	266	306	548	528
(Gain) loss on sale	(423)	—	(563)	—
Impairments	213	—	213	—
Depreciation	109	87	218	164
Taxes, other than income	11	5	22	8
Energy-related businesses	115	133	224	229
Total Operating Expenses	638	913	1,500	1,826
Operating Income (Loss)	59	35	370	213
Other Income (Expense) - net	6	3	12	10
Interest Expense	60	55	120	91
Income (Loss) Before Income Taxes	5	(17)	262	132
Income Taxes	1	(43)	107	10
Net Income (Loss)	$4	$26	$155	$122

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$4	$26	$155	$122
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($9), $5, ($12), ($1)	8	(4)	11	1
Defined benefit plans:
Prior service costs, net of tax of $0, $2, $0, $2	—	(3)	—	(3)
Net actuarial gain, net of tax of $0, ($30), $0, ($30)	—	46	—	46
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $3, $1, $2, $2	(3)	(1)	(2)	(2)
Qualifying derivatives, net of tax of $3, $4, $5, $7	(4)	(6)	(7)	(10)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	(1)	—	(1)
Net actuarial loss, net of tax of ($2), ($3), ($4), ($6)	4	5	7	9
Total other comprehensive income (loss)	5	36	9	40
Comprehensive income (loss)	$9	$62	$164	$162

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$155	$122
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Pre-tax gain from the sale of certain generation facilities	(595)	—
Depreciation	218	164
Amortization	93	93
Defined benefit plans - expense	23	23
Deferred income taxes and investment tax credits	(137)	(46)
Impairment of assets	214	6
Unrealized (gains) losses on derivatives, and other hedging activities	83	(40)
Other	17	38
Change in current assets and current liabilities
Accounts receivable	(27)	50
Accounts payable	(31)	(135)
Unbilled revenues	24	80
Fuel, materials and supplies	23	33
Prepayments	(5)	37
Counterparty collateral	(57)	36
Taxes payable	212	(2)
Other	(10)	(33)
Other operating activities
Defined benefit plans - funding	—	(74)
Other assets	3	2
Other liabilities	4	1
Net cash provided by operating activities	207	355
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(268)	(179)
Proceeds from the sale of certain generation facilities	1,525	—
Expenditures for intangible assets	(29)	(19)
Purchases of nuclear plant decommissioning trust investments	(101)	(108)
Proceeds from the sale of nuclear plant decommissioning trust investments	92	100
Net (increase) decrease in restricted cash and cash equivalents	53	67
Other investing activities	18	12
Net cash provided by (used in) investing activities	1,290	(127)
Cash Flows from Financing Activities
Issuance of long-term debt	—	600
Retirement of long-term debt	(394)	(2)
Contributions from member	—	82
Distributions to member	—	(215)
Net increase (decrease) in short-term debt	(150)	(668)
Other financing activities	(3)	(25)
Net cash provided by (used in) financing activities	(547)	(228)
Net Increase (Decrease) in Cash and Cash Equivalents	950	—
Cash and Cash Equivalents at Beginning of Period	141	352
Cash and Cash Equivalents at End of Period	$1,091	$352

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$1,091	$141
Restricted cash and cash equivalents	53	106
Accounts receivable (less reserve: 2016, $1; 2015, $1)
Customer	220	205
Other	53	62
Accounts receivable from affiliates	9	—
Unbilled revenues	136	160
Fuel, materials and supplies	482	508
Prepayments	57	52
Price risk management assets	429	562
Assets held for sale	—	954
Other current assets	14	12
Total Current Assets	2,544	2,762
Investments
Nuclear plant decommissioning trust funds	984	951
Other investments	18	25
Total Investments	1,002	976
Property, Plant and Equipment
Generation	13,607	13,468
Nuclear fuel	650	652
Other	348	342
Less: accumulated depreciation	6,533	6,411
Property, plant and equipment, net	8,072	8,051
Construction work in progress	492	536
Total Property, Plant and Equipment, net	8,564	8,587
Other Noncurrent Assets
Other intangibles	105	310
Price risk management assets	153	131
Other noncurrent assets	44	43
Total Other Noncurrent Assets	302	484
Total Assets	$12,412	$12,809

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2016	2015
Liabilities and Equity
Current Liabilities
Short-term debt	$350	$608
Long-term debt due within one year	5	399
Accounts payable	259	291
Taxes	228	16
Interest	40	43
Price risk management liabilities	393	431
Liabilities held for sale	—	33
Counterparty collateral	22	79
Other current liabilities	182	188
Total Current Liabilities	1,479	2,088
Long-term Debt	3,896	3,787
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,466	1,587
Investment tax credits	9	15
Price risk management liabilities	127	108
Accrued pension obligations	352	340
Asset retirement obligations	501	490
Other deferred credits and noncurrent liabilities	110	91
Total Deferred Credits and Other Noncurrent Liabilities	2,565	2,631
Commitments and Contingent Liabilities (Note 10)
Member's Equity	4,472	4,303
Total Liabilities and Equity	$12,412	$12,809

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
Member's equity

December 31, 2015	$4,303
Net income (loss)	155
Other comprehensive income (loss)	9
Contributions from member (a)	5
June 30, 2016	$4,472

December 31, 2014	$3,907
Net income (loss)	122
Other comprehensive income (loss)	40
Distributions to member	(397)
Contributions from member (b)	1,154
June 30, 2015	$4,826

(a)	Primarily represents non-cash stock compensation partially offset by an insignificant reduction for the correction of a contribution received from PPL as part of the June 1, 2015 spinoff.

(b)	Includes the contribution of RJS Power as of the acquisition date. See Note 1 in Talen Energy's Form 10-K for additional information.

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

In June 2016, Talen Energy Corporation announced the Merger with affiliates of Riverstone Holdings LLC, a private investment firm, in which all outstanding shares of common stock not owned by Riverstone affiliated entities will be acquired, subject to certain exceptions. The transaction is expected to be completed by the end of 2016, subject to regulatory and stockholder approval and satisfaction of other closing conditions. See Note 7 for additional information.

Spinoff from PPL

Following the June 2015 spinoff from PPL, certain services, including information technology, financial and accounting, human resource and other specified services are provided by PPL on a transition basis pursuant to the TSA. The TSA with PPL is for a period of up to two years from the date of the spinoff. For the three and six months ended June 30, 2016, the costs incurred for these services were $10 million and $22 million. The costs incurred for these services during the three and six months ended June 30, 2015 were not significant.

In connection with the spinoff transaction in 2015, additional employee-related costs were incurred by Talen Energy, which primarily related to accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards previously issued under PPL stock incentive programs, primarily for Talen Energy Supply employees and for PPL employees who became Talen Energy Supply employees in connection with the transaction.  These costs were recognized at the closing of the spinoff. During the three and six months ended June 30, 2015, Talen Energy Supply recorded $25 million related to these accelerated stock-based compensation and pro-rated stock-based compensation awards. The vesting for all Talen Energy Supply employees was accelerated and all remaining unrecognized compensation expense was accelerated concurrently with the spinoff. See Note 8 in Talen Energy's 2015 Form 10-K for additional information on stock-based compensation.

In addition, during the three and six months ended June 30, 2015, Talen Energy incurred $8 million and $10 million of restructuring costs related to the spinoff transaction which are recorded in "Operation and maintenance" on the Statements of Income.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed consolidated financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. The Balance Sheets at December 31, 2015 are derived from Talen Energy's 2015 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in Talen Energy's 2015 Form 10-K. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

Talen Energy Supply is considered the accounting predecessor of Talen Energy Corporation. Therefore, the financial information prior to the June 2015 spinoff presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and six months of legacy Talen Energy Supply information consolidated with one month of RJS information from June 1, 2015.

Talen Energy completed the acquisition of MACH Gen in November 2015. MACH Gen's operating results for the three and six months ended June 30, 2016 are included in Talen Energy's results of operations with no comparable amounts for the same period in 2015.

The assets and liabilities related to the Holtwood, Lake Wallenpaupack, C.P. Crane and Ironwood facilities were classified as "Assets held for sale" and "Liabilities held for sale" at December 31, 2015. See Note 8 for additional information on these divestitures.

The sales of Talen Ironwood Holdings, LLC and C.P. Crane LLC were completed in February 2016 and the sale of the Holtwood and Lake Wallenpaupack hydroelectric facilities was completed in April 2016. The sales satisfied the requirement to divest certain PJM assets to comply with a December 2014 FERC order approving the combination with RJS Power.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2016 financial statements as discussed below.

In these financial statements, revenue and expense from derivatives is recorded based on Talen Energy's economic hedging strategy. For example, all purchases and sales associated with economic hedging of the sale of energy using contracts accounted for as derivatives are recorded within "Operating Revenues" and all purchases and sales associated with economic hedging of the procurement of fuel or purchasing energy using contracts accounted for as derivatives are recorded as "Operating Expenses" on the Statements of Income. Prior to the fourth quarter of 2015, Talen Energy classified all non-trading commodity hedge transactions as revenue or expense based upon whether each specific transaction was a sale or purchase, which in certain instances, created losses within revenue and gains within expense. As a result of this change in presentation to previously reported 2015 amounts, there were equal and offsetting changes between "Operating Revenues" and "Operating Expenses" with no impact on "Operating Income (Loss)" on the 2015 Statement of Income. This change in presentation resulted in a decrease of $125 million for the three months ended June 30, 2015 and an increase of $20 million for the six months ended June 30, 2015 in "Wholesale energy" and "Fuel and energy purchases" on the Statement of Income.

Also, presentation on the 2015 Statement of Income was modified to combine "Fuel" and "Energy purchases" in a single line item and to reclassify certain "Operating Expenses" to align the presentation of these operating expenses with how Talen Energy management views these costs. This change in presentation for certain operating expenses resulted in an increase of $15 million and $33 million for the three and six months ended June 30, 2015 to "Fuel and energy purchases" with offsetting decreases, primarily to "Taxes, other than income," but also to "Operation and maintenance" and "Energy-related businesses." This change had no impact on "Operating Income (Loss)" for the three and six months ended June 30, 2015.

In addition, the operating results of the Sapphire portfolio for the three and six months ended June 30, 2015 were reclassified to continuing operations as a result of the November 2015 FERC order approving the third mitigation package relating to the transactions that formed Talen Energy. This change in presentation resulted in an increase for the three and six months ended June 30, 2015 of $8 million to "Operating Revenues" and $7 million to "Operating Expenses." This change had an insignificant increase to "Operating Income (Loss)" for the three and six months ended June 30, 2015. See Note 1 in Talen Energy's 2015 Form 10-K for additional information on the initial classification as discontinued operations and the November 2015 FERC Order.

During the three and six months ended June 30, 2015, Talen Energy recorded a $7 million decrease to "Retail energy" revenues on the Statements of Income. Prior to this date, Talen Energy billed and collected amounts from a third party that had a transmission operating agreement with Talen Energy's former affiliate, PPL Electric Utilities Corporation. Such amounts should have been recognized as an affiliate payable, but were inadvertently recorded as revenue. The $4 million after-tax

($0.04 per share for Talen Energy Corporation) impact of correcting this overstatement of "Retail energy" revenues decreased "Net Income (Loss)" during the three and six months ended June 30, 2015. The impact of the overstatement was not material to the previously-issued financial statements and the correction was not material to the full year results for 2015.

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

Accounting for Cloud Computing Arrangements

Effective January 1, 2016, Talen Energy prospectively adopted guidance that clarifies how to determine if a cloud computing arrangement includes a software license.  If a cloud computing arrangement contains a software license, the license should be accounted for in a manner consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not contain a software license, the arrangement should be accounted for as a service contract.

The initial adoption of this guidance did not have a significant impact on Talen Energy.  Because Talen Energy may enter into cloud computing arrangements that fall within the scope of this guidance, this guidance may have an impact in future periods.

3. Segment and Related Information

See Note 2 in Talen Energy's 2015 Form 10-K for a discussion of reportable segments and related information.

Financial data for the segments and reconciliation to consolidated results for the periods ended June 30 are:

	Three Months		Six Months
	2016	2015	2016	2015
Talen Energy Corporation - Income Statement Data
Revenues from external customers (a)
East	$627	$895	$1,723	$1,942
West	70	53	147	97
Total	$697	$948	$1,870	$2,039

Operating Income (Loss)
East	$152	$147	$544	$378
West	(52)	(20)	(80)	(21)
Other	(52)	(92)	(105)	(144)
Total	$48	$35	$359	$213

	Three Months		Six Months
	2016	2015	2016	2015
Talen Energy Supply - Income Statement Data
Revenues from external customers (a)
East	$627	$895	$1,723	$1,942
West	70	53	147	97
Total	$697	$948	$1,870	$2,039

Operating Income (Loss)
East	$152	$147	$544	$378
West	(52)	(20)	(80)	(21)
Other	(41)	(92)	(94)	(144)
Total	$59	$35	$370	$213

	Talen Energy Corporation		Talen Energy Supply
Balance Sheet Data	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Assets
East	$9,979	$11,430	$9,979	$11,430
West	1,273	1,231	1,273	1,231
Other (b)	1,151	148	1,160	148
Total Assets	$12,403	$12,809	$12,412	$12,809

(a)	Includes unrealized gains and losses from derivatives. See Note 14 for additional information.

(b)	Primarily consists of unallocated items, including cash and PP&E.

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

Reconciliations of the amounts of income and shares of Talen Energy Corporation common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2016	2015	2016	2015
Income (Numerator)
Net Income (Loss)	$(3)	$26	$148	$122
Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	128,527	98,354	128,526	90,980
Add incremental non-participating securities:
Share-based payment awards	—	22	949	22
Weighted-average shares - Diluted EPS	128,527	98,376	129,475	91,002

Share-based payment awards of 2,305 thousand shares and 1,225 thousand shares were excluded from the computations of diluted EPS for the three and six months ended June 30, 2016 because the effect would have been antidilutive.

5.  Income Taxes

Selected information regarding the income tax provision for the periods ended June 30 was as follows:

	Three Months		Six Months
	2016	2015	2016	2015
Talen Energy Corporation
Income (Loss) Before Income Taxes	$(6)	$(17)	$251	$132
Income Taxes	$(3)	$(43)	$103	$10
Effective Tax Rate	50%	253%	41%	8%

Talen Energy Supply
Income (Loss) Before Income Taxes	$5	$(17)	$262	$132
Income Taxes	$1	$(43)	$107	$10
Effective Tax Rate	20%	253%	41%	8%

Talen Energy recorded income taxes during the six month periods at an interim period annualized effective tax rate of 39.87% in 2016 compared with 32.52% in 2015. However, Talen Energy's income tax expense reflected in the table above does not bear a customary relationship to income (loss) before income taxes primarily as a result of the impact of tax credits and the impact of state and local income taxes.

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

Also in 2015, Talen Energy recorded a tax benefit of $17 million during the three and six months ended June 30, related to its state deferred tax liabilities for changes in state apportionment and the impact on the future estimated state income tax rate as a result of the acquisition of RJS Power.

6.  Financing Activities

Credit Arrangements and Short-term Debt

Talen Energy maintains credit arrangements to enhance liquidity and provide credit support. For reporting purposes, on a consolidated basis, the credit arrangements of Talen Energy Supply and its subsidiaries also apply to Talen Energy Corporation.

Revolving Credit Facilities

The following secured revolving credit facilities were in place at:

	June 30, 2016					December 31, 2015
	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Borrowed	Letters of Credit Issued
Talen Energy Supply RCF (a)	June 2020	$1,850	$350	$195	$1,305	$500	$163
New MACH Gen RCF (b)	July 2021	160	108	31	21	108	31
Total Credit Facilities		$2,010	$458	$226	$1,326	$608	$194

(a)
The facility is syndicated and provides Talen Energy Supply the ability to make revolving cash borrowings and to request the lenders to issue up to $925 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time. The weighted average interest rate on outstanding borrowings was 2.70% and 2.67% at June 30, 2016 and December 31, 2015. The amounts borrowed are recorded as "Short-term debt" on the Balance Sheets. See Note 7 for information on expected changes to the facility capacity at the time of closing of the Merger.

(b)
The facility provides New MACH Gen the ability to make revolving cash borrowings and to request the lenders to issue up to $120 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time. The weighted average interest rate on outstanding borrowings was 5.42% and 5.04% at June 30, 2016 and December 31, 2015. The amounts borrowed are recorded on the Balance Sheets as "Long-

term debt" at June 30, 2016 and as "Short-term debt" at December 31, 2015. The classification as current at December 31, 2015 was based on Talen Energy's intent and ability to repay outstanding borrowings within the next year.

Other Facilities

Talen Energy Supply is party to a $500 million agreement expiring June 2017 that provides Talen Energy Supply the ability to request up to $500 million of committed unsecured letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At June 30, 2016, Talen Energy Supply had not requested any capacity for the issuance of letters of credit under this agreement.

Talen Energy Supply is party to a $1.3 billion Amended STF Agreement that allows Talen Energy Supply to receive credit to satisfy collateral posting obligations related to Talen Energy's energy marketing and trading activities with counterparties participating in the facility. The facility became effective in December 2015 and has a five-year term ending December 2020 which automatically extends one-year on each anniversary of the effective date, subject to certain conditions. There were $63 million of secured obligations outstanding under this facility at June 30, 2016.

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

In connection with the sale of Talen Ironwood Holdings, LLC, in January 2016, a Talen Ironwood Holdings, LLC subsidiary completed the redemption of $41 million of its 8.857% Senior Secured Notes due 2025 prior to the closing of the sale transaction, which occurred in February 2016. The redemption included the payment of a make whole premium of $14 million, which is reflected in "(Gain) loss on sale" on the Statement of Income and "Cash from operating activities" on the Statement of Cash Flows for the six months ended June 30, 2016. See Note 8 for additional information on the sale.

In May 2016, $350 million of Talen Energy Supply's 6.2% Senior Unsecured Notes matured. Talen Energy Supply repaid the debt using short-term borrowings under the Talen Energy Supply RCF.

See Note 7 for information on subsidiary guarantees of certain long-term debt in connection with the Merger.

7. Merger Agreement

On June 2, 2016, Talen Energy Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with RPH Parent LLC, SPH Parent LLC, CRJ Parent LLC (each, an affiliate of Riverstone, and collectively referred to as "Parent"), and RJS Merger Sub Inc. (a wholly owned subsidiary of Parent referred to as "Merger Sub"), pursuant to which Merger Sub will merge with and into Talen Energy Corporation (the Merger), with Talen Energy Corporation continuing as the surviving corporation on the terms and conditions set forth in the Merger Agreement.
At the effective time of the Merger, each share of Talen Energy Corporation common stock outstanding immediately before the effective time of the Merger (excluding shares held by Parent, Merger Sub or certain affiliates of Riverstone and excluding shares pursuant to which dissenting rights under Delaware law have been properly exercised and not withdrawn or lost) will be automatically converted into the right to receive $14.00 in cash, without interest (the Merger Consideration). In addition, affiliates of Riverstone will convert, at the Effective Time, their existing ownership of approximately 35% of the issued and outstanding shares of Talen Energy Corporation common stock into shares of the surviving corporation. Talen Energy Corporation currently expects the transaction to be completed by the end of 2016, subject to regulatory and stockholder approval and satisfaction of other closing conditions.
The Merger Consideration will be funded by Talen Energy's cash on hand and the proceeds of a new $250 million secured term loan. The new secured term loan is fully committed by certain lenders and will rank pari-passu with the Talen Energy Supply RCF, which, in accordance with a consent agreement entered into with the administrative agent and lenders under the Talen Energy Supply RCF, will be reduced from $1.85 billion to $1.4 billion upon closing of the transaction.
The consummation of the Merger is subject to the affirmative vote of (i) a majority of the outstanding shares of Talen Energy Corporation common stock and (ii) a majority of the shares of Talen Energy Corporation common stock (A) not owned by Riverstone, its related entities and any of their respective affiliates and (B) present in person or by proxy at the stockholders meeting to be held with respect to the Merger. Consummation of the Merger also is conditioned on Talen Energy Corporation's satisfaction or receipt of a waiver of certain requirements of the separation agreement entered into in connection with the spinoff of Talen Energy Corporation from PPL (and certain related transactions), generally requiring the delivery of an IRS ruling or a tax opinion from a tax expert to the effect that the Merger will not jeopardize the intended tax-free treatment of the spinoff and certain related transactions. Consummation of the Merger is not subject to a financing condition, but is subject to a condition that Talen Energy Corporation has unrestricted cash and cash equivalents and undrawn revolver capacity equal to at least $350 million at closing, subject to certain exceptions, and after taking into account the proceeds of the new $250 million secured term loan discussed above. Consummation of the Merger is also subject to the condition that immediately prior to the closing, certain specified defaults and events of default under the Talen Energy Supply RCF shall not have occurred. The Merger Agreement contains certain termination rights, including the right of Talen Energy Corporation to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by Talen Energy Corporation or Parent upon specified conditions, Talen Energy Corporation will be required to pay Parent a termination fee of $50 million. Upon termination of the Merger Agreement by Talen Energy Corporation or Parent under specified conditions, Parent will be required to pay Talen Energy Corporation a termination fee of $85 million.
The Merger Agreement permitted Talen Energy Corporation and its advisors to actively solicit and negotiate alternative acquisition proposals from third parties during a "go-shop" period that began on June 2, 2016 and expired on July 12, 2016. No alternative proposals were received that would constitute a superior proposal under the Merger Agreement. Talen Energy Corporation is now subject to customary "no shop" restrictions prohibiting Talen Energy Corporation, its subsidiaries, directors, officers, employees and other representatives from soliciting alternative proposals from third parties or providing information to or participating in any discussions or negotiations with third parties regarding alternative proposals. These non-solicitation provisions are subject to a "fiduciary out" provision that allows Talen Energy Corporation to provide non-public information and participate in discussions and negotiations with respect to certain unsolicited written acquisition proposals and upon payment of the termination fee to terminate the Merger Agreement and enter into an alternative acquisition agreement if the Board of Directors determines in good faith after consultation with outside legal and financial advisors that such proposal constitutes a superior proposal under the terms of the Merger Agreement.
In connection with entering into the Merger Agreement, the Riverstone Holders entered into a support agreement pursuant to which such parties have committed to vote their shares of Talen Energy Corporation common stock in favor of, and take certain other actions in furtherance of, the transactions contemplated by the Merger Agreement, including the Merger.

On June 2, 2016, the subsidiaries that guarantee the Talen Energy Supply RCF agreed to unconditionally guarantee, effective upon the closing of the Merger and the other transactions contemplated by the Merger Agreement, all of Talen Energy Supply's obligations with respect to its 6.5% Senior Notes due 2025 and Exempt Facilities Revenue Refunding Bonds, Series 2009A, Series 2009B and Series 2009C.
The Merger Agreement and the above summary of certain of its terms have been included to provide information regarding the terms of the Merger Agreement. Factual disclosures about Talen Energy Corporation contained in this report may supplement, update or modify the factual disclosures about Talen Energy Corporation contained in the Merger Agreement. The representations, warranties and covenants made in the Merger Agreement by Talen Energy Corporation, Parent and Merger Sub were qualified and subject to important limitations agreed to by Talen Energy Corporation, Parent and Merger Sub in connection with negotiating the terms of the Merger Agreement. The representations and warranties contained in the Merger Agreement were negotiated with the principal purposes of establishing the circumstances in which a party to the Merger Agreement may have the right not to close the Merger if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocating risk between the parties to the Merger Agreement, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC. Moreover, information concerning the subject matter of the representations and warranties, which do not purport to be accurate as of the date of this report, (i) is contained, in part, on schedules to the Merger Agreement that have not been filed with the SEC in reliance upon applicable SEC regulations and (ii) may have changed since the date of the Merger Agreement and subsequent developments or new information qualifying a representation or warranty may or may not have been included in this report.
For further information on the Merger, the Merger Agreement, the consent agreement, the support agreement and other Merger related agreements, please refer to the Current Report on Form 8-K filed on June 6, 2016 and the preliminary proxy statement filed on July 1, 2016 by Talen Energy Corporation. The foregoing descriptions of the Merger Agreement, the consent agreement and the support agreement are subject to, and qualified in their entirety by, the full text of those agreements as attached as exhibits to the Form 8-K filed on June 6, 2016, each of which is incorporated by reference herein.

During the three and six months ended June 30, 2016, Talen Energy Corporation recorded $11 million of expenses related to the Merger, primarily for investment banking, legal and other professional services, which are reflected in "Operation and maintenance" on the Statement of Income. In addition, Talen Energy will record accelerated stock-based compensation expense at close, which is currently estimated to be approximately $14 million.

8.  Acquisitions, Development and Divestitures

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

Acquisitions

MACH Gen

See Note 6 in Talen Energy's 2015 Form 10-K for information on the November 2015 acquisition of the membership interests of MACH Gen. Various purchase accounting adjustments were made during the first and second quarters of 2016 that had an insignificant impact to PP&E and related deferred income taxes. The statement of income effect of these adjustments during the measurement period was also insignificant. The purchase price allocation is considered by Talen Energy's management to be final as of June 30, 2016.

RJS Power

Actual operating revenue and net income of RJS, since the June 1, 2015 acquisition, included in Talen Energy's results for the periods ended June 30, 2015 were:

Three and Six Months
Operating Revenues (a)	Net Income
$110	$14

(a)	Operating Revenues have been adjusted to return Sapphire to continuing operations. See Note 1 for additional information on the reclassification.

Pro forma information for Talen Energy for the periods ended June 30, 2015 as if the acquisition had occurred January 1, 2015, is as follows:

	Three Months		Six Months
	Operating Revenues	Income (Loss) After Tax from Continuing Operations	Operating Revenues	Income (Loss) After Tax from Continuing Operations

Pro forma	$1,056	$7	$2,378	$95
Basic and diluted earnings per share for Talen Energy Corporation		0.05		0.74

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

The pro forma financial information presented above includes adjustments for (1) alignment of accounting policies, (2) incremental depreciation and amortization expense related to fair value adjustments to PP&E and identifiable intangible assets and liabilities, (3) incremental interest expense for outstanding borrowings to reflect the terms of the new syndicated credit facility, (4) nonrecurring items (discussed below), (5) the tax effect of the above adjustments, and (6) the issuance of Talen Energy Corporation common stock in connection with the spinoff from PPL and the acquisition of RJS Power.

Nonrecurring acquisition, integration and other costs of $5 million directly related to the acquisition were incurred during the three and six months ended June 30, 2015, which are recorded in "Operation and maintenance" on the Statements of Income. Adjustments were made in the calculation of pro forma amounts to remove the effect of these nonrecurring items and related income taxes. The pro forma financial information does not include adjustments for potential future cost savings.

See Note 6 in Talen Energy's 2015 Form 10-K for additional information on the June 2015 acquisition of RJS Power.

Divestitures

Ironwood, C.P. Crane, Holtwood and Lake Wallenpaupack Power Plants

In February 2016, Talen Generation completed the sale of Talen Ironwood Holdings, LLC, which through its subsidiaries owned and operated the Ironwood natural gas combined-cycle plant in Pennsylvania, for $657 million. Talen Energy recorded a pre-tax gain, net of transaction costs including the make-whole premium on the debt as described in Note 6, of $148 million for the six months ended June 30, 2016, which is recorded to "(Gain) loss on sale" on the Statement of Income. Proceeds from the sale of Talen Ironwood Holdings, LLC were used to repay the majority of Talen Energy's then outstanding short-term debt. At December 31, 2015, Talen Ironwood Holdings, LLC was considered an individually significant component of Talen Energy whose pre-tax income (loss) for the six months ended June 30, 2016 was $4 million and for the three and six months ended June 30, 2015 was $15 million and $33 million. See Note 6 for additional information on the redemption of debt in connection with the sale.

In February 2016, Raven Power Marketing LLC, a wholly owned, indirect subsidiary of Talen Energy, completed the sale of C.P. Crane LLC, which owned and operated the C.P. Crane coal-fired power plant in Maryland. For the three months ended June 30, 2016, Talen Energy recorded an insignificant pre-tax gain on the sale resulting from a working capital adjustment and a $6 million pre-tax loss for the six months ended June 30, 2016, which is recorded in "(Gain) loss on sale" on the Statement of Income. The loss includes transaction costs.

In April 2016, Holtwood, LLC, a wholly owned, indirect subsidiary of Talen Energy, completed the sale of the Holtwood and Lake Wallenpaupack hydroelectric facilities in Pennsylvania for $859 million. Talen Energy recorded a pre-tax gain of $421 million in "(Gain) loss on sale" on the Statement of Income for the three and six months ended June 30, 2016 related to this sale.

The sales mentioned above satisfied the requirement to divest certain PJM assets to comply with a December 2014 FERC order approving the combination with RJS Power. See Note 1 in Talen Energy's 2015 Form 10-K for additional information.

Development

Bell Bend COLA

In 2008, a Talen Energy subsidiary, Bell Bend, LLC submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.

Also in 2008, Bell Bend, LLC submitted an application for a federal loan guarantee for Bell Bend to the DOE. In February 2014, the DOE announced the first loan guarantee, which was for a nuclear project in Georgia. The DOE has stated that the $18.5 billion currently appropriated to support new nuclear projects would not likely be enough for more than three projects. Bell Bend, LLC submits quarterly application updates for Bell Bend to the DOE to remain active in the loan guarantee application process.

The NRC safety review of the Bell Bend COLA was suspended in early 2014 due to a lack of progress by the reactor vendor with respect to its NRC design certification application, approval of which is a prerequisite to issuance of a combined license for Bell Bend. The vendor subsequently suspended the NRC review in early 2015, and has not announced when they plan to restart it. Accordingly, Talen Energy had supported the licensing process with a near term focus on obtaining the Final Environmental Impact Statement (FEIS). In April 2016, Talen Energy received notification from the NRC of the completion of its FEIS. Following receipt of the FEIS, during the second quarter of 2016, Talen Energy reassessed its alternatives with respect to Bell Bend. While the COLA remains on file with the NRC, Talen Energy determined it will no longer pursue the development of the COLA. In making this decision, Talen Energy considered the following factors: forecasted energy and capacity prices; operating costs; lack of government incentives for new nuclear generation; continually rising nuclear plant construction costs; and the lack of progress by Talen Energy's current nuclear reactor vendor with respect to its NRC design certification process. Talen Energy concluded that these factors resulted in a triggering event requiring the COLA, a definite lived intangible asset, to be tested for impairment. Based on its evaluation, management determined that the amounts capitalized for the COLA are not recoverable. Management used a market approach to estimate the fair value of the incomplete COLA, considering the highest and best use from a market participant perspective, and concluded that there was no value to another market participant given the factors management utilized in making the decision to no longer pursue the COLA and the lack of usefulness to a standalone market participant. As a result, for the three and six months ended June 30, 2016, Talen Energy recorded a pre-tax impairment charge of $204 million to the East segment that is reflected in "Impairments" on the 2016 Statements of Income. The impairment charge represents all of the COLA costs reflected on the Balance Sheet. At December 31, 2015, $201 million of costs, which included capitalized interest, associated with the licensing application were capitalized and were included on the Balance Sheets in noncurrent "Other intangibles."

Montour Co-firing Project

In June 2016, Talen Energy announced it plans to make modifications to its Montour coal-fired generating facility, which will enable it to co-fire using natural gas during periods of low natural gas prices. The estimated capital expenditure for plant modifications is approximately $70 million. Based on obtaining all necessary permitting and regulatory approval, the anticipated completion date is the second quarter of 2018. An insignificant amount of costs were recorded in "Construction work in progress" on the Balance Sheet at June 30, 2016.

9.  Defined Benefits

The table below provides the components of net periodic defined benefit costs for Talen Energy pension plans for the periods ended June 30, for which the 2015 periods include one month of costs under the new Talen Energy pension plan. The net periodic defined benefit costs for Talen Energy's other postretirement benefit plans for the three and six months ended June 30, 2016 and 2015 were insignificant.

	Pension Benefits
	Three Months		Six Months
	2016	2015	2016	2015
Service cost	$11	$6	$21	$7
Interest cost	18	8	37	10
Expected return on plan assets	(23)	(11)	(46)	(14)
Amortization of:
Actuarial (gain) loss	5	2	10	3
Net periodic defined benefit costs (credits)	$11	$5	$22	$6

For the three and six months ended June 30, 2015, Talen Energy Supply was also allocated $7 million and $18 million of costs of defined benefit plans sponsored by PPL Services based on Talen Energy Supply's participation in those plans prior to the spinoff, which management believes were reasonable at the time.

Separation Benefits

In 2016, Talen Energy identified approximately 85 management positions to be eliminated.  As a result, Talen Energy recorded a charge of $9 million ($5 million after tax) for the three and six months ended June 30, 2016 to "Operation and maintenance" on the Statement of Income.  The charges consisted primarily of benefits under Talen Energy's severance benefits plan.  At June 30, 2016, $7 million is reflected in "Other current liabilities" on the Balance Sheet.  Management continues to review its staffing levels to determine if additional eliminations are necessary.

In July 2016, Talen Energy gave notice to Local Union No. 1600 of the International Brotherhood of Electrical Workers (Local 1600) of its intent to eliminate approximately 130 bargaining unit positions at the Susquehanna, Montour, and Brunner Island plants and at Talen Energy's headquarters. Talen Energy and Local 1600 are in the process of identifying impacted employees, some of whom may be eligible to receive enhanced pension and severance benefits in accordance with the terms of the collective bargaining agreement. Talen Energy expects to record a charge related to the elimination of a majority of these positions in the second half of 2016, which is not currently estimable.

10.   Commitments and Contingencies

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

In July 2013, the Sierra Club and MEIC filed an additional Notice of Intent to Sue, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint.  The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  Talen Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  In August 2014, the Sierra Club and MEIC filed a second amended complaint.  This complaint includes the same causes of action articulated in the first amended complaint, but in regard to only eight projects done between 2001 and 2013.  In September 2014, the Colstrip owners filed an answer to the second amended complaint.  Discovery closed in the first quarter of 2015, and in April, the plaintiffs indicated they intend to pursue claims related to only four of the remaining projects. The magistrate judge entered an order on the parties' motions for summary judgment on December 31, 2015. The judgment dismissed two of the plaintiffs' four remaining claims and provided more preferable legal standards for the remaining two claims. The case has been bifurcated as to liability and remedy. The liability trial initially was set for May 2016 and the remedy trial, in the case of any finding of liability, was to be set at a later date. However, based on a joint motion filed by the parties, the liability trial date was stayed to allow settlement discussions to proceed. In July 2016, a proposed settlement agreement was reached that includes a commitment by the defendants to cease operations of Colstrip Units 1 and 2 on or before July 1, 2022 and liability releases for the owners of all Colstrip units, without requiring monetary payments to the plaintiffs. Apart from outright dismissal of all claims against Colstrip Units 3 and 4, those units are not affected by the proposed settlement. The settlement agreement has been filed with the U.S. District Court, District of Montana, Billings Division, for approval; however Talen Energy cannot provide assurance that the settlement agreement will be approved or, if it is not, that these proceedings will not have a material adverse effect on Talen Energy's financial condition or results of operations. Management will continue to monitor the status of the proposed settlement and timing of the proposed shutdown of Units 1 and 2 and evaluate the plant's recoverability, which could result in an impairment charge in future periods. At June 30, 2016, the carrying value of Talen Montana's interest in the Colstrip coal-fired generation plant was approximately $94 million.

Notice of Intent to File Suit

In October 2014, Talen Energy received a notice letter from the Chesapeake Bay Foundation (CBF) alleging violations of the Clean Water Act and Pennsylvania Clean Streams Law at the Brunner Island generation plant.  The letter was sent to Brunner Island, LLC and the PADEP and was intended to provide notice of the alleged violations and CBF's intent to file suit in Federal court after expiration of the 60 day statutory notice period.  Among other things, the letter alleged that Brunner Island, LLC failed to comply with the terms of its National Pollutant Discharge Elimination System permit and associated regulations related to the application of nutrient credits to the facility's discharges of nitrogen into the Susquehanna River.  The letter also alleged that PADEP failed to ensure that credits generated from nonpoint source pollution reduction activities that Brunner

Island, LLC applies to its discharges meet the eligibility and certification requirements under PADEP's nutrient trading program regulations.  In July 2016, the CBF withdrew its notice of alleged violations and intent to file suit.

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

Colstrip Wastewater Facility Administrative Order on Consent

Talen Montana is party to an Administrative Order on Consent (AOC) with the MDEQ related to operation of the wastewater facilities at the Colstrip power plant. In September 2012, Earthjustice, on behalf of Sierra Club, MEIC, and the National Wildlife Federation, filed an affidavit under Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review. Talen Montana elected to have this proceeding conducted in Montana state district court, and in October 2012, Earthjustice filed a petition for review in Montana state district court in Rosebud County. This matter was stayed in December 2012 pending the outcome of separate litigation where the same environmental groups challenged the AOC in a writ of mandamus. That litigation was resolved in May 2013 when defendants Talen Montana and MDEQ won their motions to dismiss the matter, and the environmental groups did not appeal. In April 2014, Earthjustice filed successful motions for leave to amend the petition for review and to lift the stay. Talen Montana and the MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014, which were denied in October 2014. Trial was set for April 2016. However, based on a motion filed by the parties, the trial date was vacated to allow settlement discussions to proceed. In July 2016, Talen Montana and the other Colstrip owners entered into a settlement agreement that was filed with the court. Under the terms of the settlement, the Colstrip owners will convert to a "non-liquid" disposal system for CCR generated by the Unit 3 and 4 scrubbers no later than July 1, 2022. In exchange, the environmental groups agree to release the Colstrip owners from certain claims related to operation of the CCR Units and alleged groundwater contamination. This settlement is not expected to have a material adverse effect on Talen Energy's financial condition or results of operations.

Montana Hydroelectric Litigation

In February 2012, the U.S. Supreme Court issued a unanimous decision overturning judgments by the Montana First Judicial District Court and the Montana Supreme Court in pending litigation, which had held that the streambeds underlying the Talen Montana hydroelectric generating facilities were owned by the State of Montana and that Talen Montana owed the State of Montana compensation for its prior use of those streambeds.  The case was remanded by the U.S. Supreme Court to the Montana Supreme Court for further proceedings in accordance with the decision and, in April 2012, was similarly remanded by the Montana Supreme Court to the Montana First Judicial District Court.  In the interim, nothing further was done by the State of Montana to formally prosecute the action until April 2016, when the State filed a Complaint on Remand against Talen Montana and NorthWestern Corporation, the latter of which had purchased the facilities from Talen Montana in November 2014.  The allegations of the complaint are very similar to the claims made by the State in the prior state court litigation.  NorthWestern Corporation and Talen Montana have since removed the case to the Federal District Court in Montana and have filed motions to dismiss certain of the claims. The State opposed removal and filed a motion to remand the case to the First Judicial District Court.  Further proceedings have not been scheduled by the federal court and, as a result, Talen Energy cannot estimate a range of reasonably possible losses, if any, related to this matter.

Topaz Power Holdings, LLC (Topaz) Gas Supply Litigation

In November 2014, Southwest Energy, L.P. (SWE) filed a petition alleging breach of contract against Topaz, a wholly owned indirect subsidiary of Talen Energy, in the 269th Judicial District Court, Harris County, Texas.  SWE and Topaz were parties to a natural gas supply contract that was terminated in October 2014.  SWE seeks damages in the approximate amount of $7 million for Topaz's alleged failure to terminate the contract in accordance with its terms.  SWE subsequently amended the petition to join additional parties, including other Talen Energy affiliates, and assert additional claims relating to the contract termination and the circumstances under which Topaz obtained an alternative natural gas supply for 2015.  In April 2016, the court granted

SWE's motion for partial summary judgment on the breach of contract claim, holding that the contract had not been properly terminated and as a result, Talen Energy recorded an insignificant charge to "Operation and maintenance" on the Statement of Income for the six months ended June 30, 2016.  Further proceedings are required to determine SWE's damages on the breach of contract claim and Talen Energy's liability and damages, if any, on SWE's other claims in the litigation. Talen Energy continues to believe that all of SWE's claims are without merit and unsupported by the facts and law, and it intends to vigorously contest each of them.

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

Other Commitments and Contingencies

Nuclear Insurance

The Price-Anderson Act is a United States Federal law which governs liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  At June 30, 2016, the liability limit per incident is $13.4 billion for such claims, which is funded by insurance coverage from American Nuclear Insurers and an industry retroactive assessment program.

Under the industry retroactive assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act, as amended, Susquehanna Nuclear could be assessed deferred premiums of up to $255 million per incident, payable at a maximum of $38 million per year.

Additionally, Susquehanna Nuclear purchases property insurance programs from NEIL, an industry mutual insurance company of which Susquehanna Nuclear is a member.  At June 30, 2016, facilities at the Susquehanna plant are insured against property damage losses up to $2.0 billion.  Susquehanna Nuclear also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the NEIL property and replacement power insurance programs, Susquehanna Nuclear could be assessed retrospective premiums in the event of the insurers' adverse loss experience.  This maximum assessment is $61 million at June 30, 2016. Talen Energy has additional coverage that, under certain conditions, may reduce this exposure.

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

The table below details guarantees provided as of June 30, 2016.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/

performance for the guarantees described below is remote. There was no recorded liability at June 30, 2016 or December 31, 2015.

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

	Exposure at June 30, 2016	Expiration Date
Indemnifications for sales of assets	$2,796	2025 - 2036

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

Talen Energy, on behalf of itself and certain of its subsidiaries, maintains insurance that may cover liability assumed under contract for bodily injury and property damage.  The coverage provides maximum aggregate coverage of $100 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

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

Talen Energy Supply was charged, primarily by PPL Services, $18 million and $67 million for the three and six months ended June 30, 2015, including amounts applied to accounts that are further distributed between capital and expense.

Gas Supply Contract

A subsidiary of Jade has gas supply contracts in place with TrailStone NA Logistics LLC (TrailStone), an affiliate of Riverstone, under which TrailStone supplies gas to the generation facilities owned by Jade. For the periods ended June 30, Talen Energy incurred the costs reflected below for these gas purchases, which are primarily recorded in "Fuel and energy purchases" on the Statement of Income.

Three Months		Six Months
2016	2015	2016	2015
$11	$6	$21	$6

Other

See Notes 5 and 9 for information regarding intercompany allocations prior to the spinoff associated with income taxes and defined benefits.

12.  Other Income (Expense) - net

Talen Energy's "Other Income (Expense) - net" for the three and six months ended June 30, 2016 and 2015 was primarily earnings on securities in NDT funds.

13.  Fair Value Measurements and Credit Concentration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and six months ended June 30, 2016 and 2015, there were no transfers between Level 1 and Level 2.  See Note 1 in Talen Energy's 2015 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,091	$1,091	$—	$—	$141	$141	$—	$—
Restricted cash and cash equivalents (a)	53	53	—	—	106	106	—	—
Price risk management assets:
Energy commodities	582	—	548	34	693	—	597	96
Total price risk management assets	582	—	548	34	693	—	597	96
NDT funds:
Cash and cash equivalents	4	4	—	—	11	11	—	—
Equity securities
U.S. large-cap	637	472	165	—	616	457	159	—
U.S. mid/small-cap	90	38	52	—	87	37	50	—
Debt securities
U.S. Treasury	112	112	—	—	98	98	—	—
U.S. government sponsored agency	4	—	4	—	6	—	6	—
Municipality	88	—	88	—	83	—	83	—
Investment-grade corporate	45	—	45	—	47	—	47	—
Other	1	—	1	—	3	—	3	—
Receivables (payables), net	3	—	3	—	—	(2)	2	—
Total NDT funds	984	626	358	—	951	601	350	—
Auction rate securities (b)	6	—	—	6	6	—	—	6
Total assets	$2,716	$1,770	$906	$40	$1,897	$848	$947	$102
Liabilities
Price risk management liabilities:
Energy commodities	$520	$—	$498	$22	$539	$—	$497	$42
Total price risk management liabilities	$520	$—	$498	$22	$539	$—	$497	$42

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion, when applicable, is included in "Other noncurrent assets" on the Balance Sheets.

(b)	Included in "Other investments" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2016 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Six Months
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$68	$6	$74	$54	$6	$60
Total realized/unrealized gains (losses) included in earnings	(38)	—	(38)	22	—	22
Settlements	(22)	—	(22)	(67)	—	(67)
Transfers into Level 3	—	—	—	1	—	1
Transfers out of Level 3	4	—	4	2	—	2
Balance at end of period	$12	$6	$18	$12	$6	$18

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Six Months
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$129	$8	$137	$111	$8	$119
Total realized/unrealized gains (losses) included in earnings	(124)	—	(124)	(141)	—	(141)
Purchases	(39)	—	(39)	(39)	—	(39)
Sales	65	(1)	64	65	(1)	64
Settlements	(27)	—	(27)	3	—	3
Transfers into Level 3	6	—	6	10	—	10
Transfers out of Level 3	—	—	—	1	—	1
Balance at end of period	$10	$7	$17	$10	$7	$17

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	June 30, 2016
	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$19	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (67%)
Power sales contracts (c)	(6)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
FTR purchase contracts (d)	1	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
CRR purchase contracts (d)	(2)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
Auction rate securities (f)	6	Discounted cash flow	Modeled from SIFMA Index	40% (40%)

	December 31, 2015
	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$55	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (50%)
Power sales contracts (c)	13	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (100%)
FTR purchase contracts (d)	(2)	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	(10)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
CRR purchase contracts (d)	(2)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
Auction rate securities (f)	6	Discounted cash flow	Modeled from SIFMA Index	46% - 47% (46.5%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

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

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended June 30 are reported in the Statements of Income as follows:

	Three Months
	Energy Commodities, net
	Wholesale Energy		Retail Energy		Fuel and Energy Purchases
	2016	2015	2016	2015	2016	2015
Total gains (losses) included in earnings	$(10)	$(131)	$(27)	$8	$(1)	$(1)
Change in unrealized gains (losses) relating to positions still held at the reporting date	(9)	(36)	(20)	7	1	(4)

	Six Months
	Energy Commodities, net
	Wholesale Energy		Retail Energy		Fuel and Energy Purchases
	2016	2015	2016	2015	2016	2015
Total gains (losses) included in earnings	$31	$(110)	$(9)	$(32)	$—	$1
Change in unrealized gains (losses) relating to positions still held at the reporting date	(4)	(42)	(16)	—	—	(4)

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

Nonrecurring Fair Value Measurements

The following nonrecurring fair value measurements occurred during the periods ended June 30, 2016 resulting in impairments:

	Carrying Amount (a)	Fair Value Measurements Using Level 3	Pre-tax Loss (b)
Bell Bend COLA (June 30, 2016)	$204	$—	$204
Harquahala plant (June 30, 2016)	9	—	9

(a)	Represents carrying value before fair value measurement.

(b)	The losses are included in "Impairments" on the Statement of Income.

The significant unobservable inputs used in and the quantitative information about the nonrecurring fair value measurement of assets and liabilities classified as Level 3 at June 30, 2016 are as follows:

	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average)(a)

Bell Bend COLA	$—	Market approach	Described below	100% (100%)
Harquahala plant	—	Discounted cash flow	Proprietary model to calculate value	100% (100%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

Bell Bend COLA

After receiving the Final Environmental Impact Statement in the second quarter of 2016, Talen Energy reassessed its options with respect to the Bell Bend project and decided it will no longer pursue the development of the COLA. Management concluded that the amounts capitalized for the COLA are not recoverable. Management used a market approach to estimate the fair value of the incomplete COLA, considering the highest and best use from a market participant perspective, and concluded that there was no value to another market participant given current and forecasted capacity and energy prices and forecasted operating costs combined with the high cost to build a nuclear facility, as well as the lack of progress by the COLA specified nuclear reactor vendor on its NRC design certification and lack of usefulness to a standalone market participant. The COLA was valued by Talen Energy's financial department. Through this analysis, Talen Energy determined the fair value of the COLA to be negligible. Accounting personnel interpreted the analysis to appropriately classify the fair value measurement in the fair value hierarchy. See Note 8 for additional information.

Harquahala

Upon acquisition of the MACH Gen assets in November 2015, Talen Energy assigned no value to the plant and equipment of the Harquahala plant. Talen Energy determined that the cash flows of the plant are not recoverable and for the three and six months ended June 30, 2016, recorded an impairment charge for all amounts capitalized since acquisition. To estimate cash flows of the Harquahala plant, Talen Energy performed an internal analysis primarily using an income approach based on discounted cash flows (a proprietary Talen Energy model) to assess the fair value of these assets.  Assumptions used in the Talen Energy proprietary model were forward energy price curves, forecasted generation, and forecasted operation, maintenance and capital expenditures and a market participant discount rate.  The analysis was performed by Talen Energy's financial department. Accounting personnel interpreted the analysis to appropriately classify the fair value measurement in the fair value hierarchy. All future amounts capitalized are expected to be impaired until the carrying value of the plant is recoverable.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of long-term debt on the Balance Sheets and its estimated fair values are set forth below.  The fair value of fixed rate debt was primarily estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporates the credit risk of Talen Energy Supply. The carrying amounts of borrowings under New MACH Gen's RCF and Term Loan B approximate fair value due to the variable interest rates associated with the debt.  Long-term debt is primarily classified as Level 2.

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,901	$3,458	$4,186	$3,343

The carrying amount of short-term debt, when outstanding, approximates fair value due to the variable interest rates associated with the debt and is classified as Level 2.

Credit Concentration Associated with Financial Instruments

Contracts are entered into with many entities for the purchase and sale of energy.  When NPNS is elected, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective. See Note 14 for information on credit procedures used to manage credit risk, including master netting arrangements and collateral requirements.

At June 30, 2016, Talen Energy had credit exposure of $425 million from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, Talen Energy's credit exposure was reduced to $265 million.  The top ten counterparties, including their affiliates, accounted for $124 million, or 47%, of these exposures.  Eight of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 88% of the top ten exposures.  The remaining counterparties have not been rated by S&P or Moody's and are current on their obligations.

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

Talen Energy's obligation to return counterparty cash collateral under master netting arrangements was insignificant at June 30, 2016 and there was no obligation at December 31, 2015.

Talen Energy did not post any cash collateral under master netting arrangements at June 30, 2016 and December 31, 2015.

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  In 2016 and 2015, there were no active cash flow hedges and there was no hedge ineffectiveness associated with energy derivatives. At June 30, 2016, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $16 million.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for the three and six months ended June 30, 2016 and 2015.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of Talen Energy's competitive generation assets and competitive full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations. The derivative contracts in this category that existed at June 30, 2016 range in maturity through 2020.

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

The unrealized gains (losses) for economic activity for the periods ended June 30 were as follows.

	Three Months		Six Months
	2016	2015	2016	2015
Operating Revenues
Wholesale energy	$(194)	$20	$(134)	$39
Retail energy	(36)	(9)	(35)	(22)
Operating Expenses
Fuel and energy purchases	84	26	101	60

Commodity Price Risk (Trading)

Talen Energy has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, Talen Energy may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Wholesale energy" on the Statements of Income, were insignificant for the three and six months ended June 30, 2016 and 2015.

Commodity Volumes

At June 30, 2016, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2016 (b)	2017	2018	Thereafter
Power	MWh	(21,987,241)	(24,721,341)	(7,568,633)	(719,594)
Capacity	MW-Month	(3,050)	(3,750)	(3,746)	(1,559)
Gas	MMBtu	87,035,186	29,084,926	16,333,048	3,206,105
FTRs	MW-Month	7,212	2,929	—	—
Oil	Barrels	33,655	—	—	—
CRRs	MWh	1,138,739	641,989	—	—
Emission Allowances	Tons	3,322,531	(97,548)	—	—

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Represents balance of the current year.

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

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities	$429	$393	$562	$431
Noncurrent:
Price Risk Management Assets/Liabilities	153	127	131	108
Total derivatives	$582	$520	$693	$539

The following tables present the pre-tax effect of derivative instruments recognized in income for the periods ended June 30, 2016.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$(1)	$(4)
	Fuel and energy purchases	7	15
	Depreciation	1	1
	Total	$7	$12

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Commodity contracts	Wholesale energy	$(75)	$172
	Retail energy	(22)	(3)
	Fuel and energy purchases	33	(28)
	Total	$(64)	$141

The following tables present the pre-tax effect of derivative instruments recognized in income for the periods ended June 30, 2015.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$2	$—
	Fuel and energy purchases	8	16
	Depreciation	—	1
	Total	$10	$17

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Commodity contracts	Wholesale energy	$138	$54
	Retail energy	8	(31)
	Fuel and energy purchases	(56)	(8)
	Total	$90	$15

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2016	$582	$428	$16	$138	$520	$428	$9	$83

December 31, 2015	$693	$437	$74	$182	$539	$437	$30	$72

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

At June 30, 2016, the value of derivative contracts in a net liability position that contain credit risk-related contingent features was $81 million. Collateral posted on those positions was $89 million, and the additional potential collateral requirements, primarily related to further adequate assurance features, were $7 million, which is net of receivables and payables already recorded on the Balance Sheet.

15.  Asset Retirement Obligations

The changes in the carrying amounts of Talen Energy's AROs were as follows.

Balance at December 31, 2015	$501
Accretion expense	19
Changes in estimate of cash flow or settlement date	(4)
Obligations settled	(5)
Balance at June 30, 2016	$511

Substantially all of the ARO balances are classified as noncurrent at June 30, 2016 and December 31, 2015.

Talen Energy's most significant ARO recorded relates to the decommissioning of the Susquehanna nuclear plant. See Notes 13 and 16 for additional information on the assets in the NDT funds that are legally restricted for the purposes of settling this ARO.

16.  NDT Funds

Securities held by Talen Energy's NDT funds are classified as available-for-sale.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of Talen Energy's available-for-sale securities.

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
NDT funds:
Cash and cash equivalents	$4	$—	$—	$4	$11	$—	$—	$11
Equity securities	310	417	—	727	297	406	—	703
Debt securities	235	15	—	250	230	7	—	237
Receivables/payables, net	3	—	—	3	—	—	—	—
Total NDT funds	$552	$432	$—	$984	$538	$413	$—	$951

See Note 13 for details on the securities held by the NDT funds.

There were no securities with credit losses at June 30, 2016 and December 31, 2015.

The following table shows the scheduled maturity dates of debt securities held at June 30, 2016.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 6-10 Years	Maturity in Excess of 10 Years	Total
Amortized cost	$8	$103	$73	$51	$235
Fair value	8	106	77	59	250

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended June 30.

	Three Months		Six Months
	2016	2015	2016	2015
Proceeds from sales of NDT securities (a)	$38	$62	$92	$100
Gross realized gains (b)	11	8	17	13
Gross realized losses (b)	5	6	13	9

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.

(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

17.  Accumulated Other Comprehensive Income (Loss)

The after-tax changes in Talen Energy's AOCI by component for the periods ended June 30 were as follows.

	Unrealized gains (losses)		Defined benefit plans
	Available- for-sale securities	Qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
December 31, 2015	$194	$44	$3	$(267)	$(26)
Amounts arising during the period	11	—	—	—	11
Reclassifications from AOCI	(2)	(7)	—	7	(2)
Net OCI during the period	9	(7)	—	7	9
June 30, 2016	$203	$37	$3	$(260)	$(17)

December 31, 2014	$202	$63	$7	$(295)	$(23)
Amounts arising during the period	1	—	(3)	46	44
Reclassifications from AOCI	(2)	(10)	(1)	9	(4)
Net OCI during the period	(1)	(10)	(4)	55	40
June 30, 2015	$201	$53	$3	$(240)	$17

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

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2016	2015	2016	2015	Statements of Income
Available-for-sale securities	$6	$2	$4	$4	Other Income (Expense) - net
Income Taxes	(3)	(1)	(2)	(2)
Total After-tax	3	1	2	2

Qualifying derivatives
Commodity contracts	(1)	2	(4)	—	Wholesale energy
	7	8	15	16	Fuel and energy purchases
	1	—	1	1	Other
Total Pre-tax	7	10	12	17
Income Taxes	(3)	(4)	(5)	(7)
Total After-tax	4	6	7	10

Defined benefit plans
Prior service costs	—	1	—	1
Net actuarial loss	(6)	(8)	(11)	(15)
Total Pre-tax	(6)	(7)	(11)	(14)
Income Taxes	2	3	4	6
Total After-tax	(4)	(4)	(7)	(8)
Total reclassifications during the period	$3	$3	$2	$4

18.  New Accounting Guidance Pending Adoption

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

This guidance should be applied prospectively within the annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted.

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

The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the liability exception for shares used to satisfy the employer’s statutory income tax withholding obligation. The amendments related to outstanding liability awards at the date of adoption will be applied using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. Cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation will be recorded as a financing activity on the statement of cash flows.

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

Accounting for Credit Losses on Financial Instruments

In June 2016, the FASB issued accounting guidance that changes the impairment model for most financial assets and certain other instruments. The standard will replace today's incurred loss approach with an expected loss model for instruments measured at amortized cost and will require allowances for available-for-sale debt securities rather than reduce the carry amount, as they do today under the other-than-temporary impairment model. The guidance will also simplify the accounting model for purchased credit-impaired debt securities and loans.

The new expected credit loss model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. The existing loss contingency model will apply to instruments outside the scope of these models. The guidance also eliminates today's accounting model for purchased credit impaired loans and debt securities. Instead, the initial amortized cost for purchased assets will equal the purchase price plus the estimated allowance for credit loss at the date of acquisition.

The new expected credit loss model requires an estimate of expected credit loss to be made and recorded as an allowance. When deducted from the amortized cost basis of the financial asset, it will present the net amount expected to be collected on the financial asset. An expected credit loss estimate should be based on the asset's amortized cost, reflect losses expected over the remaining contractual life, consider available information about collectability of cash flows, and reflect the risk of loss even when remote.

The amendment to the impairment model for available-for-sale debt securities will measure credit losses in a manner similar to current guidance, except that losses will be recognized as allowances rather than reductions in the amortized cost of securities. This will result in a remeasurement of credit losses on available-for-sale debt securities in each reporting period.

This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods therein. The guidance's provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted for annual periods beginning after December 15, 2018. Talen Energy is currently assessing the impact of adopting this guidance on its consolidated financial statements and expects to adopt this guidance effective January 1, 2020.

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

Talen Energy Supply is considered the accounting predecessor of Talen Energy Corporation. Therefore, the financial information prior to the June 2015 spinoff presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and six months of legacy Talen Energy Supply information consolidated with one month of RJS information from June 1, 2015. See Note 1 in Talen Energy's 2015 Form 10-K for a discussion of the June 2015 spinoff from PPL and formation of Talen Energy.

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

Merger Agreement
On June 2, 2016, Talen Energy Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with RPH Parent LLC, SPH Parent LLC, CRJ Parent LLC (each, an affiliate of Riverstone, and collectively referred to as "Parent"), and RJS Merger Sub Inc. (a wholly owned subsidiary of Parent referred to as "Merger Sub"), pursuant to which Merger Sub will merge with and into Talen Energy Corporation (the Merger), with Talen Energy Corporation continuing as the surviving corporation on the terms and conditions set forth in the Merger Agreement.
At the effective time of the Merger, each share of Talen Energy Corporation common stock outstanding immediately before the effective time of the Merger (excluding shares held by Parent, Merger Sub or certain affiliates of Riverstone and excluding shares pursuant to which dissenting rights under Delaware law have been properly exercised and not withdrawn or lost) will be automatically converted into the right to receive $14.00 in cash, without interest (the Merger Consideration). In addition, affiliates of Riverstone will convert, at the Effective Time, their existing ownership of approximately 35% of the issued and outstanding shares of Talen Energy Corporation common stock into shares of the surviving corporation. Talen Energy Corporation currently expects the transaction to be completed by the end of 2016, subject to regulatory and stockholder approval and satisfaction of other closing conditions.
The Merger Consideration will be funded by Talen Energy's cash on hand and the proceeds of a new $250 million secured term loan. The new secured term loan is fully committed by certain lenders and will rank pari-passu with the Talen Energy Supply RCF, which, in accordance with a consent agreement entered into with the administrative agent and lenders under the Talen Energy Supply RCF, will be reduced from $1.85 billion to $1.4 billion upon closing of the transaction.
The consummation of the Merger is subject to the affirmative vote of (i) a majority of the outstanding shares of Talen Energy Corporation common stock and (ii) a majority of the shares of Talen Energy Corporation common stock (A) not owned by Riverstone, its related entities and any of their respective affiliates and (B) present in person or by proxy at the stockholders meeting to be held with respect to the Merger. Consummation of the Merger also is conditioned on Talen Energy Corporation's satisfaction or receipt of a waiver of certain requirements of the separation agreement entered into in connection with the spinoff of Talen Energy Corporation from PPL (and certain related transactions), generally requiring the delivery of an IRS ruling or a tax opinion from a tax expert to the effect that the Merger will not jeopardize the intended tax-free treatment of the spinoff and certain related transactions. Consummation of the Merger is not subject to a financing condition, but is subject to a condition that Talen Energy Corporation has unrestricted cash and cash equivalents and undrawn revolver capacity equal to at least $350 million at closing, subject to certain exceptions, and after taking into account the proceeds of the new $250 million secured term loan discussed above. Consummation of the Merger is also subject to the condition that immediately prior to the closing, certain specified defaults and events of default under the Talen Energy Supply RCF shall not have occurred. The Merger Agreement contains certain termination rights, including the right of Talen Energy Corporation to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by Talen Energy Corporation or Parent upon specified conditions, Talen Energy Corporation will be required to pay Parent a termination fee of $50 million. Upon termination of the Merger Agreement by Talen Energy Corporation or Parent under specified conditions, Parent will be required to pay Talen Energy Corporation a termination fee of $85 million.
The Merger Agreement permitted Talen Energy Corporation and its advisors to actively solicit and negotiate alternative acquisition proposals from third parties during a "go-shop" period that began on June 2, 2016 and expired on July 12, 2016. No alternative proposals were received that would constitute a superior proposal under the Merger Agreement. Talen Energy Corporation is now subject to customary "no shop" restrictions prohibiting Talen Energy Corporation, its subsidiaries, directors, officers, employees and other representatives from soliciting alternative proposals from third parties or providing information to or participating in any discussions or negotiations with third parties regarding alternative proposals. These non-solicitation provisions are subject to a "fiduciary out" provision that allows Talen Energy Corporation to provide non-public information and participate in discussions and negotiations with respect to certain unsolicited written acquisition proposals and upon payment of the termination fee to terminate the Merger Agreement and enter into an alternative acquisition agreement if the Board of Directors determines in good faith after consultation with outside legal and financial advisors that such proposal constitutes a superior proposal under the terms of the Merger Agreement.
In connection with entering into the Merger Agreement, the Riverstone Holders entered into a support agreement pursuant to which such parties have committed to vote their shares of Talen Energy Corporation common stock in favor of, and take certain other actions in furtherance of, the transactions contemplated by the Merger Agreement, including the Merger.
On June 2, 2016, the subsidiaries that guarantee the Talen Energy Supply RCF agreed to unconditionally guarantee, effective upon the closing of the Merger and the other transactions contemplated by the Merger Agreement, all of Talen Energy Supply's obligations with respect to its 6.5% Senior Notes due 2025 and Exempt Facilities Revenue Refunding Bonds, Series 2009A, Series 2009B and Series 2009C.
The Merger Agreement and the above summary of certain of its terms have been included to provide information regarding the terms of the Merger Agreement. Factual disclosures about Talen Energy Corporation contained in this report may supplement, update or modify the factual disclosures about Talen Energy Corporation contained in the Merger Agreement. The representations, warranties and covenants made in the Merger Agreement by Talen Energy Corporation, Parent and Merger Sub were qualified and subject to important limitations agreed to by Talen Energy Corporation, Parent and Merger Sub in connection with negotiating the terms of the Merger Agreement. The representations and warranties contained in the Merger Agreement were negotiated with the principal purposes of establishing the circumstances in which a party to the Merger Agreement may have the right not to close the Merger if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocating risk between the parties to the Merger Agreement, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC. Moreover, information concerning the subject matter of the representations and warranties, which do not purport to be accurate as of the date of this report, (i) is contained, in part, on schedules to the Merger Agreement that have not been filed with the SEC in reliance upon applicable SEC regulations and (ii) may have changed since the date of the Merger Agreement and subsequent developments or new information qualifying a representation or warranty may or may not have been included in this report.
For further information on the Merger, the Merger Agreement, the consent agreement, the support agreement and other Merger related agreements, please refer to the Current Report on Form 8-K filed on June 6, 2016 and the preliminary proxy statement filed on July 1, 2016 by Talen Energy Corporation. The foregoing descriptions of the Merger Agreement, the consent agreement and the support agreement are subject to, and qualified in their entirety by, the full text of those agreements as attached as exhibits to the Form 8-K filed on June 6, 2016, each of which is incorporated by reference herein.

The Merger poses certain risks to Talen Energy during the pendency of the transaction. See "Item 1A. Risk Factors" in Part II of this Form 10-Q for additional information.

Key Performance Measures

In addition to operating income (loss), Talen Energy utilizes Adjusted EBITDA and Margins, both non-GAAP financial measures, as indicators of performance for its business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations. Results for the periods ended June 30 were as follows:

	Three Months			Six Months
	2016	2015	Change	2016	2015	Change
Net Income (Loss) - Talen Energy Corporation	$(3)	$26	$(29)	$148	$122	$26

Net Income (Loss) - Talen Energy Supply	4	26	(22)	155	122	33

Operating Income (Loss) - Talen Energy Corporation	48	35	13	359	213	146

Operating Income (Loss) - Talen Energy Supply	59	35	24	370	213	157

Adjusted EBITDA - Talen Energy	132	171	(39)	367	408	(41)

Margins - Talen Energy	381	411	(30)	872	839	33

See "Results of Operations" and for a detailed analysis of Talen Energy's results, the definitions of Margins and Adjusted EBITDA and reconciliation of these non-GAAP measures to related GAAP measures.

Executive Summary

The changes in net income (loss) and operating income (loss) for the three and six month periods ended June 30, 2016 compared with the prior year were partially due to changes in Margins described below and the positive impact of non-cash net gains from the sales of certain facilities that were partially offset by non-cash impairments recorded in 2016 as described below. Negatively impacting earnings for these periods were unrealized losses on hedging activity of $154 million for the three month period and $116 million for the six month period, and increases in depreciation expense (largely due to the addition of the RJS and MACH Gen generating facilities acquired in 2015) of $22 million for the three month period and $54 million for the six month period. Operation and maintenance expense decreased by $29 million in the three month period for Talen Energy Corporation ($40 million for Talen Energy Supply) and increased by $31 million in the six month period for Talen Energy Corporation ($20 million for Talen Energy Supply).

Net income (loss) for the six month period ended June 30, 2016 compared with the prior year was further reduced due to higher interest expense of $29 million partially as a result of the assumption through consolidation of RJS and MACH Gen related debt, while the three and six month periods were lower due to increases in tax expense primarily from an increase in pre-tax income driven by the sale of the generation assets previously discussed.

The decreases in adjusted EBITDA for the three and six month periods ended June 30, 2016 compared with the prior year were primarily due to changes in Margins described below. The decrease for the six month period was also driven by higher operation and maintenance expense partially due to the RJS and MACH Gen generating facilities acquired in 2015.

The decrease in Margins, a primary driver to changes in the other three earnings measures reflected above, for the three month period ended June 30, 2016 compared with the prior year, was due to a $82 million decrease from Talen Energy's legacy operations, partially offset by a $52 million increase from the RJS and MACH Gen assets acquired in 2015. The increase for the six month period ended June 30, 2016 compared with the prior year was due to a $152 million increase from the RJS and MACH Gen assets acquired in 2015, partially offset by a $119 million decrease from Talen Energy's legacy assets.

The key financial and operational developments that impacted results for 2016 were as follows:

•	Merger Agreement- In June 2016, Talen Energy Corporation entered into the Merger Agreement. In connection with the Merger:

▪
In June 2016, the Antitrust Division of the U.S. Department of Justice and the U.S. Federal Trade Commission granted early termination of the mandatory waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, expiration or early termination of which was a condition to consummation of the Merger.

▪
In July 2016, Talen Energy Corporation filed with the SEC a preliminary proxy statement. When completed, a definitive proxy statement and a form of proxy will be filed with the SEC and distributed to the Talen Energy Corporation stockholders.

▪
For the three and six months ended June 30, 2016, $11 million of costs related to the transaction, primarily for investment banking, legal and other professional services, were recorded in "Operation and maintenance" on Talen Energy Corporation's Statement of Income.

•
Divestitures of Ironwood, C.P. Crane, Holtwood and Lake Wallenpaupack Power Plants - In October 2015, Talen Energy announced agreements for the sales of these facilities, with an aggregate generating capacity of approximately 1,400 MW, to satisfy a December 2014 FERC order approving the combination of Talen Energy Supply and RJS Power. The sales of the Ironwood and C.P. Crane plants were completed in February 2016 and the Holtwood and Lake Wallenpaupack sale was completed in April 2016. Talen Energy generated $1.5 billion in pre-tax cash proceeds from these sales. Talen Energy used $600 million of these proceeds during the first quarter of 2016 to repay short-term debt. Talen Energy's operating results for the three and six months ended June 30, 2016 include net pre-tax gains of $423 million ($254 million after-tax) and $563 million ($338 million after-tax) related to the sales. See Note 8 to the Financial Statements for additional information.

•
Bell Bend COLA Impairment - For the three and six months ended June 30, 2016, Talen Energy recorded a pre-tax asset impairment charge of $204 million ($122 million after-tax) to fully impair the Bell Bend COLA costs. See Notes 8 and 13 to the Financial Statements for additional information.

•
Montour Co-firing Project - The project, announced in June 2016, has an estimated capital cost of $70 million. The project is expected to be completed in the second quarter of 2018. See Note 8 to the Financial Statements for additional information.

•
PJM Capacity Auction Results - In May 2016, PJM completed the Base Residual Auction (BRA) for procuring capacity for the 2019/2020 planning year.  Talen Energy cleared 6,994 MW (about 67%) of its total PJM capacity compared with 8,378 MW (about 81%) in the prior BRA for the 2018/2019 planning year. This result was primarily driven by lower than expected clearing prices in zones where the majority of Talen Energy's capacity is located. Based on the auction clearing prices and cleared MW in the auction, Talen Energy expects its PJM capacity revenues to be approximately $257 million for the 2019/2020 planning year. The expected capacity revenues do not include any value for capacity that did not clear either the base or Capacity Performance (CP) products. Any uncleared capacity has the capability to be bid into subsequent incremental auctions or sold to third parties in bilateral transactions. Under the CP construct, uncleared capacity also has the potential to provide additional value as portfolio insurance against unit non-performance or through participation in penalty revenues.

•
Sierra Club Settlement - In July 2016, settlement was reached in the Sierra Club environmental litigation, pending court approval, which includes a commitment to retire Colstrip Units 1 and 2 no later than July 2022. See Note 10 to the Financial Statements for additional information.

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

See Note 10 to the Financial Statements for background information on these cases.

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

Results of Operations

As a result of the RJS Power acquisition on June 1, 2015, results for RJS are included in Talen Energy's results for the three and six months ended June 30, 2016 with only one month of comparable amounts in 2015. As a result of the MACH Gen acquisition on November 2, 2015, results for MACH Gen are included in Talen Energy's results for the three and six months ended June 30, 2016 with no comparable amounts in 2015. When discussing Talen Energy's results of operations for 2016 compared with 2015, when significant, the results of RJS and MACH Gen are isolated for purposes of comparability.

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

The discussion within "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and six months ended June 30, 2016 with the same periods in 2015 on a GAAP basis. The "Margins" discussion, presented by segment, includes a reconciliation of that non-GAAP financial measure to operating income. The "EBITDA and Adjusted EBITDA" discussion, also presented by segment, includes a reconciliation of those non-GAAP financial measures to operating income and consolidated net income (loss).

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," the rest of this "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in Talen Energy's 2015 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA

Statement of Income Analysis --

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Talen Energy Corporation
Wholesale energy (a) (b) (c)	$389	$561	$(172)	$1,189	$1,237	$(48)
Retail energy (a) (b)	189	243	(54)	448	554	(106)
Energy-related businesses	119	144	(25)	233	248	(15)
Total operating revenues	697	948	(251)	1,870	2,039	(169)
Fuel and energy purchases (a) (b) (c)	347	382	(35)	838	897	(59)
Operation and maintenance (c)	277	306	(29)	559	528	31
(Gain) loss on sale	(423)	—	(423)	(563)	—	(563)
Impairments	213	—	213	213	—	213
Depreciation	109	87	22	218	164	54
Taxes, other than income (c)	11	5	6	22	8	14
Energy-related businesses (c)	115	133	(18)	224	229	(5)
Total operating expenses	649	913	(264)	1,511	1,826	(315)
Operating Income (Loss)	48	35	13	359	213	146
Other Income (Expense) - net	6	3	3	12	10	2
Interest Expense	60	55	5	120	91	29
Income Taxes	(3)	(43)	40	103	10	93
Net Income (Loss)	$(3)	$26	$(29)	$148	$122	$26

Talen Energy Supply
Wholesale energy (a) (b) (c)	$389	$561	$(172)	$1,189	$1,237	$(48)
Retail energy (a) (b)	189	243	(54)	448	554	(106)
Energy-related businesses	119	144	(25)	233	248	(15)
Total operating revenues	697	948	(251)	1,870	2,039	(169)
Fuel and energy purchases (a) (b) (c)	347	382	(35)	838	897	(59)
Operation and maintenance (c)	266	306	(40)	548	528	20
(Gain) loss on sale	(423)	—	(423)	(563)	—	(563)
Impairments	213	—	213	213	—	213
Depreciation	109	87	22	218	164	54
Taxes, other than income (c)	11	5	6	22	8	14
Energy-related businesses (c)	115	133	(18)	224	229	(5)
Total operating expenses	638	913	(275)	1,500	1,826	(326)
Operating Income (Loss)	59	35	24	370	213	157
Other Income (Expense) - net	6	3	3	12	10	2
Interest Expense	60	55	5	120	91	29
Income Taxes	1	(43)	44	107	10	97
Net Income (Loss)	$4	$26	$(22)	$155	$122	$33

(a)
Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information. "Wholesale Energy" also includes unrealized gains (losses) on trading activity of insignificant losses for the three and six months ended June 30, 2016 and $(34) million and $(33) million for the same periods in 2015.

(b)	Amounts included in "Margins" and are not discussed separately.

(c)	Amounts for prior years have been reclassified to conform to the current presentation. See Note 1 to the Financial Statements for additional information.

See below for a discussion of the components of the changes to Net Income (Loss) for the periods. The changes in Net Income (Loss) and Operating Income (Loss) from period to period were, in part, attributable to the acquisitions of RJS Power and MACH Gen and several items that management believes are not indicative of ongoing operations. See "EBITDA and Adjusted EBITDA" discussion below for information on the items management does not believe are indicative of ongoing operations.

Energy-Related Businesses

Net contributions from energy-related businesses decreased by $7 million and $10 million for the three and six months ended June 30, 2016 compared with 2015, primarily due to a decrease in construction projects at the mechanical contracting and engineering subsidiaries in 2016.

Operation and Maintenance

The increase (decrease) in operation and maintenance for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
East segment:
RJS - Raven and Sapphire (a)	$24	$57
MACH Gen - Athens and Millennium (a)	6	12
Fossil and Hydro	1	(5)
Nuclear (b)	(28)	(4)
Ironwood, Holtwood and Lake Wallenpaupack (c)	(7)	(9)
Other	(4)	(3)
West segment:
RJS - Jade (a)	8	22
MACH Gen - Harquahala (a)	2	7
Montana (d)	(3)	(10)
Other	2	4
Other:
TSA costs	6	19
Transaction and restructuring costs (e)	(11)	(11)
Stock-based compensation (f)	(28)	(32)
Separation benefits (g)	7	7
Other (h)	(15)	(34)
Total Talen Energy Supply	$(40)	$20
Other:
Merger costs (i)	11	11
Total Talen Energy Corporation	$(29)	$31

(a)	Amounts are not comparable for the three and six months ended June 30, 2015 as RJS was acquired in June 2015 and MACH Gen was acquired in November 2015.

(b)	The decrease for the three month period was primarily due to the timing of the refueling outage.

(c)	Facilities sold in 2016. See Note 8 to the Financial Statements for additional information.

(d)	The decrease for the six month period is primarily due to the timing of outages.

(e)	Costs related to the spinoff transaction, including expenses associated with the FERC-required mitigation and legal and professional fees.

(f)	See Note 1 to the Financial Statements for additional information on acceleration of expense recorded in connection with the spinoff.

(g)	Primarily due to charges under Talen Energy's severance benefits plan recorded in 2016. See Note 9 to the Financial Statements for additional information.

(h)	The decrease for the three and six month periods was primarily due to lower corporate expenses, which were primarily a result of cost reductions following the spinoff from PPL.

(i)	Primarily represents investment banking, legal and other professional services. See Note 7 for the Financial Statements for additional information on the Merger.

In July 2016, Talen Energy gave notice to Local Union No. 1600 of the International Brotherhood of Electrical Workers (Local 1600) of its intent to eliminate approximately 130 bargaining unit positions at the Susquehanna, Montour, and Brunner Island plants and at Talen Energy's headquarters. Talen Energy and Local 1600 are in the process of identifying impacted employees, some of whom may be eligible to receive enhanced pension and severance benefits in accordance with the terms of the collective bargaining agreement. Talen Energy expects to record a charge related to the elimination of a majority of these positions in the second half of 2016, which is not currently estimable.

(Gain) loss on sale

(Gain) loss on sale for the three and six months ended June 30, 2016 primarily represents the $421 million gain on the sale of the Holtwood and Lake Wallenpaupack hydroelectric facilities. The six month period also includes the $148 million gain on the sale of the Ironwood power plant. See Note 8 to the Financial Statements for additional information.

Impairments

Impairments for the three and six months ended June 30, 2016 primarily includes a $204 million pre-tax charge to fully impair capitalized costs related to the Bell Bend COLA. See Notes 8 and 13 to the Financial Statements for additional information.

Depreciation

The increase (decrease) in depreciation for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
East segment:
RJS - Raven and Sapphire (a)	$13	$31
MACH Gen - Athens and Millennium (a)	11	21
Ironwood, Holtwood and Lake Wallenpaupack (b)	(8)	(17)
West segment:
RJS - Jade (a)	6	19
Total	$22	$54

(a)	Amounts are not comparable for the three and six months ended June 30, 2015 as RJS was acquired in June 2015 and MACH Gen was acquired in November 2015.

(b)	Facilities sold in 2016. See Note 8 to the Financial Statements for additional information.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income for the periods ended June 30, 2016 compared with 2015 was primarily due to the acquisitions of RJS Power and MACH Gen. Periods in 2015 include one month of operations for RJS, acquired in June 2015, and no amounts for MACH Gen, acquired in November 2015.

	Three Months	Six Months
East segment:
RJS - Raven and Sapphire	$1	$4
MACH Gen - Athens and Millennium	2	3
West segment:
RJS - Jade	2	4
MACH Gen - Harquahala	1	3
Total	$6	$14

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Long-term debt interest expense (a)	$8	$29
MACH Gen (b)	10	19
Short-term debt interest expense	—	(5)
Amortization (c)	(12)	(12)
Other	(1)	(2)
Total	$5	$29

(a)
The increase for both periods was due to a debt issuance in May 2015 and the assumption of an RJS Power subsidiary's debt in June 2015 in connection with the RJS Power acquisition, partially offset by a debt maturity in October 2015. The increase in expense from the RJS Power related debt was $9 million and $24 million for the three and six month periods.

(b)	There are no comparable amounts in the 2015 period as MACH Gen was acquired in November 2015.

(c)	The decrease for both periods was due to the write-off of fees in 2015 associated with Talen Energy Supply's $3 billion syndicated credit facility that was terminated in connection with the spinoff.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2016 compared with 2015 was due to:

	Talen Energy Corporation		Talen Energy Supply
	Three Months	Six Months	Three Months	Six Months
Change in pre-tax income at current tax rates (a)	$42	$102	$47	$107
RJS (b)	(23)	(30)	(23)	(30)
MACH Gen (b)	(6)	(12)	(6)	(12)
Federal tax credits	(2)	(2)	(2)	(2)
State deferred tax rate change	17	17	17	17
Federal and state tax reserves	12	12	12	12
Other	—	6	(1)	5
Total	$40	$93	$44	$97

(a)	Excludes income taxes related to RJS and MACH Gen as there are not comparable amounts in the three and six months ended June 30, 2015 as described in (b).

(b)	Amounts are not comparable for the three and six months ended June 30, 2015 as RJS was acquired in June 2015 and MACH Gen was acquired in November 2015.

Margins

Management utilizes "Margins," a non-GAAP financial measure, as an indicator of performance for its business.

"Margins" is defined as energy revenues offset by the cost of fuel and energy purchases. Management believes this performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Margins." This volatility stems from a number of factors, including the required netting of certain transactions with ISOs, RTOs and significant fluctuations in unrealized gains and losses. Such factors could result in gains or losses being recorded in either "Wholesale energy," "Retail energy" or "Fuel and energy purchases" on the Statements of Income. "Margins" excludes unrealized (gains) losses on: energy related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities; and trading activities. These derivatives are subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged or when realized. Energy related economic activity includes premium amortization associated with options. Unrealized gains and losses related to derivatives and premium amortization associated with options are deferred and included in "Margins" over the delivery period of the item that was hedged or upon realization.

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

Reconciliation of Margins

The following tables contain the components from the Statements of Income that are included in Margins and a reconciliation to "Operating Income (Loss)" for the periods ended June 30.

	Three Months
	2016					2015
	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)
Wholesale energy	$525	$61	$(197	) (c)	$389	$519	$34	$8	(c)	$561
Retail energy	209	16	(36	) (c)	189	241	19	(17	) (c)	243
Fuel and energy purchases	367	63	(83	) (c)	347	369	33	(20	) (c)	382
Other (d)	—	—	172		172	—	—	387		387
Total Talen Energy Supply	$367	$14	$(322)		$59	$391	$20	$(376)		$35
Merger expenses	—	—	(11)		(11)	—	—	—		—
Total Talen Energy Corporation	$367	$14	$(333)		$48	$391	$20	$(376)		$35

	Six Months
	2016					2015
	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)
Wholesale energy	$1,202	$125	$(138	) (c)	$1,189	$1,150	$62	$25	(c)	$1,237
Retail energy	451	32	(35	) (c)	448	547	37	(30	) (c)	554
Fuel and energy purchases	814	124	(100	) (c)	838	898	59	(60	) (c)	897
Other (d)	—	—	429		429	—	—	681		681
Total Talen Energy Supply	$839	$33	$(502)		$370	$799	$40	$(626)		$213
Merger expenses	—	—	(11)		(11)	—	—	—		—
Total Talen Energy Corporation	$839	$33	$(513)		$359	$799	$40	$(626)		$213

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)	Includes unrealized gains (losses) on energy-related economic activity, which is subject to fluctuations in value due to market price volatility. See
"Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements. "Wholesale Energy" also includes unrealized gains (losses) on trading activity of insignificant losses for the three and six months ended June 30, 2016 and $(34) million and $(33) million for the same periods in 2015. Amounts have been adjusted for insignificant option premiums for the three months ended June 30, 2016 and 2015, and $6 million and $9 million for the six months ended June 30, 2016 and 2015.

(d)
Other includes all Income Statement line items that are fully excluded from Margins, including Operation and maintenance, (Gain) loss on sale, Impairments, Depreciation, Taxes, other than income and Energy-related businesses, net.

Changes in Margins

The following table shows Margins by segments, for the periods ended June 30 as well as the change between the periods. The factors that gave rise to the changes are described following the table. Periods in 2015 include one month of operations for the RJS portfolio, acquired in June 2015, and no amounts for the MACH Gen portfolio, acquired in November 2015.

	Three Months			Six Months
	2016	2015	Change	2016	2015	Change
East segment	$367	$391	$(24)	$839	$799	$40
West segment	14	20	(6)	33	40	(7)
Total	$381	$411	$(30)	$872	$839	$33

East Segment

East segment Margins decreased by $24 million for the three month period primarily due to lost energy and capacity revenues from assets sold of $37 million, timing of nuclear outages of $12 million, lower spark spreads of $12 million, and lower other portfolio margins of $9 million. Partially offsetting these amounts is an increase from the Raven and Sapphire portfolios of $30 million, as well as $19 million from the Athens and Millennium portfolios.

East segment Margins increased for the six month period from the Raven and Sapphire portfolios of $109 million, as well as $32 million from the Athens and Millennium portfolios.

Excluding the impact of the Raven, Sapphire, Athens, and Millennium acquisitions, East segment Margins decreased by $101 million for the six month period primarily due to lost energy and capacity revenues from assets sold of $50 million, lower realized energy prices of $35 million, lower nuclear availability of $35 million, and lower spark spreads of $21 million. Partially offsetting these amounts is an increase in capacity prices of $25 million and full-requirement sales contracts of $12 million.

West Segment

West segment Margins decreased for the three month period as the result of a $9 million decrease in the Montana portfolio due to lower realized energy prices and lower generation. This amount was partially offset by the additions of the Jade and Harquahala portfolios of $3 million.

West segment Margins decreased for the six month period as the result of an $18 million decrease in the Montana portfolio due to lower realized energy prices and lower generation. This amount was partially offset by the additions of the Jade and Harquahala portfolios of $11 million.

EBITDA and Adjusted EBITDA

In addition to operating income (loss), management utilizes EBITDA and Adjusted EBITDA, which are both non-GAAP financial measures, as indicators of performance for Talen Energy's business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations.

EBITDA represents net income (loss) before interest expense, income taxes, depreciation and certain amortization. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other items that management believes are not indicative of ongoing operations including, but not limited to, unrealized gains and losses on derivative contracts, stock-based compensation expense, asset retirement obligation accretion (net of gains (losses) on retirements), impairments, gains and losses on securities in the NDT funds, gains or losses on sales, dispositions or retirements of assets, debt extinguishments and transition, transaction and restructuring costs.

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

	Three Months
	2016						2015
	East	West	Other	Talen Energy Supply	Merger Costs (a)	Talen Energy Corp	East	West	Other	Talen Energy
Net income (loss)				$4	$(7)	$(3)				$26
Interest expense				60	—	60				55
Income taxes				1	(4)	(3)				(43)
Other (income) expense - net				(6)	—	(6)				(3)
Operating income (loss)	$152	$(52)	$(41)	$59	$(11)	$48	$147	$(20)	$(92)	$35
Depreciation	97	11	1	109	—	109	82	4	1	87
Other income (expense) - net	4	(1)	3	6	—	6	4	—	(1)	3
EBITDA	$253	$(42)	$(37)	$174	$(11)	$163	$233	$(16)	$(92)	$125
Margins:
Unrealized (gain) loss on derivative contracts (b)	137	13	—	150	—	150	(22)	15	—	(7)
Terminated derivative contracts (c)	—	—	—	—	—	—	(13)	—	—	(13)
Revenue adjustment (d)	—	—	—	—	—	—	7	—	—	7
Other (e)	2	—	—	2	—	2	1	—	—	1
Operation and maintenance:
Stock-based compensation expense (f)	—	—	3	3	—	3	—	—	31	31
ARO accretion, net	6	—	—	6	—	6	9	—	—	9
Impairments (Note 13)	204	9	—	213	—	213	—	—	—	—
(Gain) loss on dispositions (Note 8)	(423)	—	—	(423)	—	(423)	—	—	—	—
TSA costs	—	—	11	11	—	11	—	—	5	5
Separation benefits (Note 9)	—	—	9	9	—	9	—	—	2	2
Transaction and restructuring costs (h)	—	—	1	1	11	12	—	—	12	12
Other	(5)	—	—	(5)	—	(5)	3	—	—	3
Other income (expense):
(Gain) loss from NDT funds	(9)	—	—	(9)	—	(9)	(4)	—	—	(4)
Adjusted EBITDA	$165	$(20)	$(13)	$132	$—	$132	$214	$(1)	$(42)	$171

	Six Months
	2016						2015
	East	West	Other	Talen Energy Supply	Merger Costs (a)	Talen Energy Corp	East	West	Other	Talen Energy
Net income (loss)				$155	$(7)	$148				$122
Interest expense				120	—	120				91
Income taxes				107	(4)	103				10
Other (income) expense - net				(12)	—	(12)				(10)
Operating income (loss)	$544	$(80)	$(94)	$370	$(11)	$359	$378	$(21)	$(144)	$213
Depreciation	192	24	2	218	—	218	159	4	1	164
Other income (expense) - net	9	—	3	12	—	12	11	—	(1)	10
EBITDA	$745	$(56)	$(89)	$600	$(11)	$589	$548	$(17)	$(144)	$387
Margins:
Unrealized (gain) loss on derivative contracts (b)	56	12	—	68	—	68	(70)	17	—	(53)
Terminated derivative contracts (c)	—	—	—	—	—	—	(13)	—	—	(13)
Revenue adjustment (d)	—	—	—	—	—	—	7	—	—	7
Other (e)	5	—	—	5	—	5	4	—	—	4
Operation and maintenance:
Stock-based compensation expense (f)	—	—	8	8	—	8	—	—	40	40
ARO accretion, net	15	1	—	16	—	16	17	—	—	17
Impairments (Note 13)	204	9	—	213	—	213	—	—	—	—
(Gain) loss on dispositions (Note 8)	(563)	—	—	(563)	—	(563)	—	—	—	—
TSA costs	—	—	24	24	—	24	—	—	5	5
Separation benefits (Note 9)	—	—	9	9	—	9	—	—	2	2
Corette closure costs (g)	—	—	—	—	—	—	—	4	—	4
Transaction and restructuring costs (h)	—	—	4	4	11	15	—	—	15	15
Legal contingency (i)	—	4	—	4	—	4	—	—	—	—
Other	(8)	—	—	(8)	—	(8)	3	—	—	3
Other income (expense):
(Gain) loss from NDT funds	(13)	—	—	(13)	—	(13)	(10)	—	—	(10)
Adjusted EBITDA	$441	$(30)	$(44)	$367	$—	$367	$486	$4	$(82)	$408

(a)
Represents Merger-related transaction costs, primarily investment banking, legal and other professional services incurred by Talen Energy Corporation. See Note 7 for the Financial Statements for additional information on the Merger.

(b)
Represents unrealized (gains) losses on derivatives. See "Commodity Price Risk (Non-trading) - Economic Activity" and "Commodity Price Risk (Trading)" in Note 14 to the Financial Statements for additional information on derivatives. Also includes unrealized (gains) losses on trading activity of insignificant losses for the three and six months ended June 30, 2016 and $34 million and $33 million for the same periods in 2015. Amounts have been adjusted for insignificant option premiums for the three months ended June 30, 2016 and 2015, and $6 million and $9 million for the six months ended June 30, 2016 and 2015.

(c)	Represents net realized gains on certain derivative contracts that were terminated due to the spinoff transaction.

(d)
Related to a prior period revenue adjustment for the receipt of revenue under a transmission operating agreement with Talen Energy Supply's former affiliate, PPL Electric Utilities Corporation. See Note 1 to the Financial Statements for additional information.

(e)	Includes OCI amortization on non-active derivative positions.

(f)	For the periods prior to June 2015, represents the portion of PPL's stock-based compensation cost allocable to Talen Energy.

(g)	Operations were suspended and the Corette plant was retired in March 2015.

(h)	Costs related to the spinoff transaction, including expenses associated with FERC-required mitigation and legal and professional fees. Also see "(a)" above.

(i)	Contingency relates to the termination of a gas supply contract. See Note 10 to the Financial Statements for additional information.

Changes in Adjusted EBITDA

The following table shows Adjusted EBITDA by segment for the periods ended June 30 as well as the change between periods. The factors that gave rise to the changes are described following the table. Periods in 2015 include one month of operations for the RJS portfolio, acquired in June 2015, and no amounts for the MACH Gen portfolio, acquired in November 2015.

	Three Months			Six Months
	2016	2015	Change	2016	2015	Change
East	$165	$214	$(49)	$441	$486	$(45)
West	(20)	(1)	(19)	(30)	4	(34)
Other	(13)	(42)	29	(44)	(82)	38
Total	$132	$171	$(39)	$367	$408	$(41)

East Segment

The decrease for the three month period for the East segment was driven by lower margins, primarily due to lost energy and capacity revenue from assets sold, timing of nuclear outages, lower spark spreads and lower other portfolio margins, partially offset by increases in margins from the Raven, Sapphire, Athens and Millennium portfolios acquired in 2015. Also contributing to the decrease were higher operation and maintenance expenses primarily due to the 2015 acquisitions, partially offset by the timing of the nuclear refueling outages.

The decrease for the six month period for the East segment was driven by higher operation and maintenance expenses, primarily due to the Raven, Sapphire, Athens and Millennium operations acquired in 2015. Partially offsetting the decrease were higher margins, primarily from the Raven, Sapphire, Athens and Millennium portfolios, increased capacity prices and full-requirement sales contracts, which were offset by lost energy and capacity revenues from assets sold, lower realized energy prices, lower nuclear availability and lower spark spreads.

West Segment

The decrease for the three and six month periods for the West segment was driven by higher operation and maintenance expenses, primarily due to the addition of the Jade and Harquahala operations in 2015, and lower margins from Montana operations due to lower realized energy prices, partially offset by higher margins from the addition of the Jade and Harquahala portfolios.

Other

The increase for the three and six month periods was primarily due to lower corporate expenses, which were primarily a result of cost reductions following the spinoff from PPL.

See "Margins" and "Statement of Income Analysis" above for a more detailed analysis of the changes.

Financial Condition
Liquidity and Capital Resources

Talen Energy had the following at:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$1,091	$141
Short-term debt (a)	350	608

(a) December 31, 2015 includes $108 million related to the New MACH Gen RCF, which at June 30, 2016 is classified as "Long-term debt" on the Balance Sheet based on New MACH Gen's intent to refinance on a long-term basis.

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, and the changes between periods were as follows.

	2016	2015	Change - Cash Provided (Used)
Operating activities	$207	$355	$(148)
Investing activities	1,290	(127)	1,417
Financing activities	(547)	(228)	(319)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2016 compared with 2015 were as follows.

	Talen Energy Corporation	Talen Energy Supply
Change - Cash Provided (Used)
Net income (loss)	$26	$33
Non-cash components	(327)	(322)
Working capital	75	63
Defined benefit plan funding	74	74
Other operating activities	4	4
Total	$(148)	$(148)

The change in non-cash components primarily resulted from $595 million of net gains from the sale of certain generation facilities in 2016, an increase in deferred tax credits ($96 million for Talen Energy Corporation and $91 million for Talen Energy Supply), partially offset by $208 million related to asset impairments, a $123 million increase in unrealized losses on hedging and other hedging activities and a $54 million increase in depreciation. The increase in cash from operations from changes in working capital was primarily due to an increase in accrued taxes payable and accounts payable, partially offset by a decrease in counterparty collateral (due in part to market price movement) and increases in accounts receivable, unbilled revenues and prepayments. The increase in accrued taxes payable related to increased taxable income in 2016 primarily resulting from gains on the aforementioned sales of generation facilities. The decrease to accounts payable was related to 2015 changes from the change in market prices of gas and the settlement of the PPL affiliated accounts payable in advance of the June 1, 2015 spinoff. The increases in accounts receivable are primarily related to decreases in 2015 from the settlement of the PPL affiliated accounts receivable in advance of the June 1, 2015 spinoff, while changes in unbilled revenues resulted primarily from decreases in 2015 related to expiring contracts and lower hedging activity. The increase in prepayments was related to 2015 activity, including the receipt of an income tax refund.

The change in defined benefit plan funding is a result of timing of contributions as there have been no 2016 contributions during the six months ended June 30, 2016. Talen Energy made a $20 million contribution in July 2016.

Investing Activities

The $1.4 billion increase in cash provided by investing activities for the six months ended June 30, 2016 compared with 2015 primarily reflects $1.5 billion in in pre-tax cash proceeds received in 2016 from sale of the Ironwood, Holtwood, Lake Wallenpaupak and C.P. Crane power generation facilities. See Note 8 to the Financial Statements for additional information.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2016 compared with 2015 were as follows.

	Talen Energy Corporation	Talen Energy Supply
Change - Cash Provided (Used)
Capital contributions from/distributions to predecessor member, net	$132	$133
Debt issuances/redemptions, net	(992)	(992)
Change in revolving credit facilities borrowings, net (a)	518	518
Other	23	22
Total	$(319)	$(319)

(a) Includes activity under the New MACH Gen RCF which at June 30, 2016 is classified as "Long-term debt" on the Balance Sheet.

In 2015, Talen Energy made a distribution to its predecessor member prior to the June 2015 spinoff, with no such distributions occurring in 2016. In 2016, Talen Energy used a portion of the proceeds from the February 2016 sales of the Ironwood and C.P. Crane power generation facilities to repay all then outstanding $600 million of short-term borrowings under Talen Energy Supply's RCF and later used borrowings under Talen Energy's Supply's RCF to repay a May 2016 $350 million debt maturity. In 2015, Talen Energy used the proceeds from its May 2015 $600 million debt issuance to repay all then outstanding, $630 million, of short-term borrowings under Talen Energy Supply's RCF.

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

See Note 6 to the Financial Statements for information on 2016 short and long-term debt activity. See Note 5 in Talen Energy's 2015 Form 10-K for information on 2015 activity. See "Merger Agreement" below for information on the impact of the Merger on future debt issuances and credit facility capacity.

Revolving Credit Facilities

Talen Energy Supply and a subsidiary maintain credit facilities to enhance liquidity and provide credit support.  The total committed borrowing capacity under outstanding credit facilities and the use of this borrowing capacity were:

	June 30, 2016				December 31, 2015
	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Borrowed	Letters of Credit Issued	Unused Capacity
Credit facilities	$2,010	$458	$226	$1,326	$608	$194	$1,208

The amounts "Borrowed" are recorded as either "Short-term debt" or "Long-term debt" on the Balance Sheets depending on the facility utilized and management's ability and intent to repay or refinance borrowings.
The Talen Energy Supply RCF provides capacity for revolving cash borrowings and up to $925 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time. The commitments at June 30, 2016 under the Talen Energy Supply RCF are provided by a diverse bank group, with no one bank or its affiliates providing an aggregate commitment of more than 8% of the total committed capacity. See "Merger Agreement" below for information on future reduction in the capacity of this facility.
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

Merger Agreement
The consideration payable in the Merger with affiliates of Riverstone will be funded by Talen Energy's cash on hand and the proceeds of a yet-to-be issued $250 million new secured term loan. The new secured term loan is fully committed by certain lenders and will rank pari-passu with the Talen Energy Supply RCF. In accordance with a consent agreement entered into with the administrative agent and lenders under the Talen Energy Supply RCF, the Talen Energy Supply RCF will be reduced from $1.85 billion to $1.4 billion upon closing of the transaction. Consummation of the Merger is not subject to a financing condition, but is subject to a condition that Talen Energy Corporation has unrestricted cash and cash equivalents and undrawn revolver capacity equal to at least $350 million at closing, subject to certain exceptions, and after taking into account the proceeds of the new 250 secured term loan discussed above. Consummation of the Merger is also subject to the condition that immediately prior to the Merger, certain specified defaults and events of default under the Talen Energy Supply RCF shall not have occurred. See Note 7 of the Financial Statements for additional information.

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

The following table sets forth the credit ratings issued by Moody's and Standard & Poor's for outstanding debt securities or credit facilities of Talen Energy Supply at:

	June 30, 2016		December 31, 2015
	Moody's	S&P	Moody's	S&P
Senior Unsecured	B1	B+	Ba3	B+
Senior Secured	Baa3	BB	Baa2	BB
Corporate Issuer Rating	Ba3	B+	Ba2	B+
Outlook	Ratings Under Review	Stable	Negative	Stable

In June 2016, following the announced Merger, Moody's placed the ratings of Talen Energy Supply, including its corporate issuer rating, senior secured rating, and the rating on a majority of its senior unsecured debt obligations under review for downgrade. The rating on approximately $830 million of Talen Energy Supply's senior unsecured debt was placed under review for upgrade as a result of guarantees that become effective upon the closing of the Merger as discussed in Note 7.

In June 2016, following the announced Merger, S&P affirmed the ratings of Talen Energy Supply.

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage and interest rate instruments contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, upon a downgrade in Talen Energy Supply's credit rating.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for Talen Energy for derivative contracts in a net liability position at June 30, 2016.

Talen Energy has no credit rating triggers that, by themselves, would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

Capital Expenditures

The table below shows Talen Energy's current capital expenditure projections for the years 2016 through 2020.

		Projected
	Total	2016	2017	2018	2019	2020

Sustenance	$1,305	$228	$305	$295	$257	$220
Nuclear fuel	608	82	114	132	137	143
Growth	167	102	61	4	—	—
Information technology	123	57	15	20	17	14
Environmental	137	17	15	16	50	39
Regulatory	61	26	26	8	1	—
Discretionary	31	6	6	7	6	6
Total (a) (b)	$2,432	$518	$542	$482	$468	$422

(a)
Does not include the Holtwood and Lake Wallenpaupack hydroelectric projects, the Ironwood natural gas combined-cycle plant, and the C.P. Crane coal-fired power plant, which have been sold. See Note 8 to the Financial Statements for additional information on the divestitures.

(b)	Includes capitalized interest, which over all years, is expected to total approximately $55 million.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. The above table has been revised from what was presented in the 2015 Form 10-K to reflect additions for the Montour co-fire project and removal of expenditures (including capitalized interest) related to the Bell Bend project. See Note 8 to the Financial Statements for additional information on the Montour co-fire project and the Bell Bend COLA.

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

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2016	2015	2016	2015
Fair value of contracts outstanding at the beginning of the period	$212	$89	$144	$53
Contracts realized or otherwise settled during the period	(81)	(70)	(204)	63
Fair value of new contracts entered into during the period (a)	(30)	19	(29)	14
Other changes in fair value	(44)	23	146	(69)
Fair value of contracts outstanding at the end of the period	$57	$61	$57	$61

(a)	Represents the fair value of contracts at the end of the quarter of their inception. 2015 includes the impact of contracts acquired as part of the RJS Power acquisition.

The following table segregates the net fair value of non-trading commodity derivative contracts at June 30, 2016, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$21	$24	$3	$—	$48
Prices based on significant unobservable inputs (Level 3)	7	2	—	—	9
Fair value of contracts outstanding at the end of the period	$28	$26	$3	$—	$57

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

	Gains (Losses)
	Three Months		Six Months
	2016	2015	2016	2015
Fair value of contracts outstanding at the beginning of the period	$9	$46	$9	$48
Contracts realized or otherwise settled during the period	(6)	(29)	(12)	(59)
Fair value of new contracts entered into during the period (a)	2	8	3	1
Other changes in fair value	—	(11)	5	24
Fair value of contracts outstanding at the end of the period	$5	$14	$5	$14

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at June 30, 2016, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$5	$(2)	$(1)	$—	$2
Prices based on significant unobservable inputs (Level 3)	3	—	—	—	3
Fair value of contracts outstanding at the end of the period	$8	$(2)	$(1)	$—	$5

VaR Models

A VaR model is utilized to measure commodity price risk in margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given Talen Energy's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the six months ended June 30, 2016 was as follows.

	Trading VaR	Non-Trading VaR
95% Confidence Level, Five-Day Holding Period
Period End	$—	$17
Average for the Period	—	21
High	—	31
Low	—	17

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at June 30, 2016.

Interest Rate Risk

Talen Energy, directly or through its subsidiaries, may issue debt to finance its operations, which would expose it to interest rate risk. Talen Energy may utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in components of current market interest rates in anticipation of future financing, when appropriate. Risk limits under the risk management policy are designed to mitigate interest rate exposure and volatility in interest expense.

Talen Energy had no interest rate hedges outstanding at June 30, 2016.

Talen Energy is exposed to a potential increase in interest expense and to changes in the fair value of its debt portfolio.  The estimated impact of a 10% adverse movement in interest rates at June 30, 2016 would cause an insignificant increase in interest expense and a $108 million increase in the fair value of debt.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, Susquehanna Nuclear maintains trust funds to fund certain costs of decommissioning the Susquehanna Nuclear plant.  At June 30, 2016, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the balance sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna Nuclear's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  Talen Energy actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At June 30, 2016, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $75 million reduction in the fair value of the trust assets.  See Notes 13 and 16 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements and "Risk Management - Credit Risk" in Talen Energy's 2015 Form 10-K for additional information.

Acquisitions, Development and Divestitures

Talen Energy from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined periodically based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on the acquisitions of MACH Gen and RJS Power, the divestitures of the Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane power plants and the developments regarding the Bell Bend COLA and the Montour co-firing project.

Environmental Matters

The following is a discussion of the more significant environmental matters impacting Talen Energy's business this fiscal year.  See "Item 1. Business" in Talen Energy's 2015 Form 10-K for additional information on environmental matters.
NAAQS

Regulations to address more stringent NAAQS for ozone advanced in Pennsylvania in the first quarter of 2016. These regulations became effective in April 2016 and establish reasonably available control technologies (RACT) for nitrogen oxide and volatile organic compound emissions from fossil-fuel fired power plants.  Affected sources must comply by January 1, 2017, unless a compliance extension is granted under the conditions of the regulations.
The Delaware Department of Natural Resources and Environmental Control recently petitioned the EPA to find that emissions from the Brunner Island plant are significantly contributing to the nonattainment of the 2008 and 2015 eight-hour NAAQS for ozone. If the EPA grants the petition, Talen Energy would be required to reduce nitrogen dioxide emissions at Brunner Island that significantly contribute to ozone exceedances in Delaware. This petition is similar to one filed recently by the Connecticut Department of Energy & Environmental Protection asking the EPA to find that emissions from Brunner Island are significantly contributing to the nonattainment of the 2008 ozone NAAQS in Connecticut. The Clean Air Act requires the EPA to respond to these petitions within 60 days and after a public hearing. Talen Energy is evaluating the above petitions and is unable to determine at this time, whether either of them will be granted or denied by the EPA or the impact, if any, on Talen Energy's financial condition or operations.
Pertaining to the EPA's 2010 NAAQS for sulfur dioxide, the EPA and Sierra Club entered into an approved consent decree on March 2, 2015 that establishes deadlines for remaining area designations. Several of Talen's affected plants are in undesignated areas and various actions occurred in the second quarter of 2016 to advance these characterizations.
Compliance with Pennsylvania RACT regulations, or other regulations that could be developed to address the NAAQS established by the EPA, including their 2010 sulfur dioxide standard and 2008 and 2015 ozone standards, could lead to increased capital and/or operation and maintenance expenses for Talen Energy's fossil-fuel fired power plants.
GHG Regulations

The EPA's final rules for new and existing power plants were published in the Federal Register in October 2015, along with a proposed federal implementation plan for those states that fail to submit an acceptable state implementation plan for the existing plant rule. The EPA's existing plant rule was stayed by the U.S. Supreme Court in the first quarter of 2016 pending the outcome of other legal challenges to the rule. The new plant rule remains in effect and challenges are also outstanding in federal court. Talen Energy is unable to determine if the rules will have a material adverse effect on Talen Energy's financial condition or results of operations, but increased capital and operation and maintenance costs could be imposed.

ELGs and Standards

The EPA's final ELG regulations (the Regulation) that revise discharge limitations for steam electric generation wastewater permits became effective in January 2016. The Regulation contains requirements that could significantly impact Talen Energy's coal-fired power plants.  At this point, Talen Energy is preparing a compliance plan for the new ELG requirements as part of the discharge permit renewals underway with its state permitting agencies. Those compliance plans, if accepted by permitting agencies and incorporated into the renewed permits, may defer any significant compliance costs until 2021 through 2023. The ultimate compliance costs, which could range from approximately $110 million to $135 million, may be lower depending upon the outcome of other plant specific operational changes and other compliance obligations that will impact the plants prior to implementation of the ELG compliance plans. The final ELG Regulation is being challenged in federal court.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives. The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) have concluded for their respective companies that, as of June 30, 2016, the registrants' disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by each registrant in the reports filed by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)    Change in Internal Controls over Financial Reporting.

Reference is made to "Item 9A. Controls and Procedures" of Talen Energy's 2015 Form 10-K for a discussion regarding on-going assessments of internal control over financial reporting relating to the RJS Power and MACH Gen acquisitions that occurred during 2015. During the second fiscal quarter of 2016, the registrants continued to transition the processes, information technology systems, and other components of internal control over financial reporting of RJS Power and MACH Gen to the internal control structure of the registrants. The registrants have expanded their consolidation and disclosure controls and procedures related to the acquired companies, and the registrants continue to assess the current internal control over financial reporting at RJS and MACH Gen. Except for those items, there were no changes in the registrants' internal controls over financial reporting that occurred during the second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

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

Item 1A. Risk Factors

Talen Energy's 2015 Form 10-K and Form 10-Q for the quarter ended March 31, 2016, including the sections titled "Risk Factors" and "Forward-Looking Information," contain detailed discussions of certain risks and uncertainties that could materially adversely affect Talen Energy's business, operating results, or financial condition.

On June 2, 2016, Talen Energy Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with RPH Parent LLC, SPH Parent LLC, CRJ Parent LLC (each, an affiliate of Riverstone, and collectively referred to as "Parent"), and RJS Merger Sub Inc. (a wholly owned subsidiary of Parent referred to as "Merger Sub"), pursuant to which Merger Sub will merge with and into Talen Energy Corporation (the Merger), with Talen Energy Corporation continuing as the surviving corporation on the terms and conditions set forth in the Merger Agreement.

The following risk factors, which are related to the Merger, supplement and should be read in conjunction with the risks and uncertainties addressed in those prior filings.
Failure to complete the Merger, as a result of the failure to obtain necessary stockholder or regulatory approvals or otherwise, could negatively impact Talen Energy's business and the market price of Talen Energy Corporation's common stock.
If the Merger is not completed for any reason, Talen Energy will be subject to a number of material risks, including the disruption to its business resulting from the announcement of the signing of the Merger Agreement, the diversion of management's attention from Talen Energy's day-to-day business, expenses incurred in connection with the proposed Merger and the restrictions imposed by the Merger Agreement on the operation of Talen Energy's business during the period before the completion of the Merger, which may make it difficult for Talen Energy to achieve its business goals if the Merger does not occur.
If the Merger is not approved by Talen Energy Corporation's stockholders or if the Merger is not completed for any other reason, Talen Energy Corporation's stockholders will not receive any payment for their shares in connection with the Merger. Instead, Talen Energy Corporation will remain an independent public company, and the shares will continue to be traded on the NYSE. In addition, if the Merger is not completed, Talen Energy expects that management will operate Talen Energy's business in a manner similar to that in which it is being operated today and that Talen Energy Corporation's stockholders will continue to be subject to the same risks and opportunities to which they are currently subject, including, without limitation, risks related to the competitive power generation industry in which Talen Energy operates and adverse economic conditions.

Furthermore, if the Merger is not completed, and depending on the circumstances that would have caused the Merger not to be completed, the price of the shares of Talen Energy Corporation's common stock may decline significantly. If that were to occur, it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade. Accordingly, if the Merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of shares held by Talen Energy Corporation stockholders. If the Merger is not completed, Talen Energy Corporation's board of directors will continue to evaluate and review Talen Energy's business operations, properties and capitalization, among other things, make such changes as it deems appropriate and continue to seek to identify opportunities to enhance stockholder value. If the Merger is not approved by Talen Energy Corporation's stockholders or if the Merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to Talen Energy Corporation will be offered or that Talen Energy's business, prospects or results of operation will not be adversely impacted.
Failure to complete the Merger could trigger the payment of a termination fee.
The Merger Agreement contains certain termination rights, including the right of Talen Energy Corporation to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by Talen Energy Corporation or Parent upon specified conditions, Talen Energy Corporation will be required to pay Parent a termination fee of up to $50 million, or less under specified conditions. See "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Merger Agreement" for additional information.
Uncertainties associated with the Merger may cause Talen Energy to lose key customers or suppliers and make it more difficult to retain and hire key personnel.
As a result of the uncertainty surrounding the conduct of Talen Energy's business following the completion of the Merger, prior to the Merger, Talen Energy may lose key customers and suppliers. In addition, Talen Energy's employees may be uncertain about their future roles and relationships with Talen Energy following the completion of the Merger, which may adversely affect Talen Energy's ability to retain them or to hire new employees.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The following Exhibits indicated by an asterisk are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a + are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

2.1	-
Agreement and Plan of Merger, dated as of June 2, 2016, by and among Talen Energy Corporation, RPH Parent LLC, SPH Parent LLC, CRJ Parent LLC, and RJS Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 6, 2016).

4.1	-
Supplemental Indenture No. 14, dated as of June 2, 2016, by and among Talen Energy Supply, LLC, the guarantors thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 6, 2016).

4.2	-
Guaranty, dated as of June 2, 2016, by and among Talen Energy Supply, LLC and the guarantors thereto, with respect to the Series 2009A Trust Indenture, dated as of April 1, 2009, by and between Talen Energy Supply, LLC and Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 6, 2016).

4.3	-
Guaranty, dated as of June 2, 2016, by and among Talen Energy Supply, LLC and the guarantors thereto, with respect to the Series 2009B Trust Indenture, dated as of April 1, 2009, by and between Talen Energy Supply, LLC and Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 6, 2016).

4.4	-
Guaranty, dated as of June 2, 2016, by and among Talen Energy Supply, LLC and the guarantors thereto, with respect to the Series 2009C Trust Indenture, dated as of April 1, 2009, by and between Talen Energy Supply, LLC and Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 6, 2016).

10.1	-
Support Agreement, dated as of June 2, 2016, by and between the Company, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC (incorporated by reference to Exhibit 10.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 6, 2016).

10.2	-
Consent Agreement, dated as of April 26, 2016, by and among Talen Energy Supply, LLC, Citibank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 6, 2016).

10.3+	-	Talen Energy Executive Severance Plan, as amended (incorporated by reference to Exhibit 10.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on June 23, 2016).
10.4*
Second Amendment to First Lien Credit and Guaranty Agreement, dated as of April 20, 2016, by and among New MACH Gen, LLC, the guarantors named therein, CLMG Corp., as administrative agent and first lien collateral agent, and Beal Bank USA and Beal Bank SSB as lenders.

10.5*	-
Third Amendment to First Lien Credit and Guaranty Agreement, dated as of May 16, 2016, by and among New MACH Gen, LLC, the guarantors named therein, CLMG Corp., as administrative agent and first lien collateral agent, and Beal Bank USA and Beal Bank SSB as lenders.

10.6*+	-	Retention Agreement dated June 20, 2016 with James E. Schinski.
12(a)*	-	Talen Energy Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(b)*	-	Talen Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2016, filed by the following officers for the following companies:

31(a)*	-	Talen Energy Corporation's principal executive officer
31(b)*	-	Talen Energy Corporation's principal financial officer
31(c)*	-	Talen Energy Supply, LLC's principal executive officer
31(d)*	-	Talen Energy Supply, LLC's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2016, furnished by the following officers for the following companies:

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

Talen Energy Corporation
(Registrant)

Talen Energy Supply, LLC
(Registrant)

Date:	August 5, 2016	By /s/ Jeremy R. McGuire
Jeremy R. McGuire
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer and authorized signatory for each registrant)