Form 10-Q
period 2016-09-30
Talen Energy Corp; TALEN ENERGY SUPPLY, LLC
filed 2016-11-10
CIK 1622536, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number: 1-37388
Talen Energy Corporation
(Exact name of Registrant as specified in its charter)
Delaware	47-1197305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Talen Energy Corporation	[ ]	[ ]	[ X ]	[ ]
Talen Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Talen Energy Corporation	Yes	No X
Talen Energy Supply, LLC	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Talen Energy Corporation	Common stock, $0.001 par value, 128,545,447 shares outstanding at November 4, 2016.

Talen Energy Supply, LLC	Talen Energy Corporation indirectly holds all of the membership interests in Talen Energy Supply, LLC.

This document is available free of charge in the Investors & Media section of Talen Energy Corporation's website at www.talenenergy.com. However, information on such website does not constitute a part of this Form 10-Q.

TALEN ENERGY CORPORATION
TALEN ENERGY SUPPLY, LLC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

GLOSSARY OF TERMS AND ABBREVIATIONS

Talen Energy and its subsidiaries

Athens - New Athens Generating Company, LLC, an indirect subsidiary of MACH Gen and Talen Energy Supply that owns generating operations in New York.

Harquahala - New Harquahala Generating Company, LLC, an indirect subsidiary of MACH Gen and Talen Energy Supply that owns generating operations in Arizona.

Jade - Jade Power Generation Holdings LLC, a subsidiary of Talen Energy Supply that owns generating operations in Texas.

MACH Gen - MACH Gen, LLC, a subsidiary of Talen Energy Supply and parent of New MACH Gen.

Millennium - Millennium Power Partners, L.P., an indirect subsidiary of MACH Gen and Talen Energy Supply that owns generating operations in Massachusetts.

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

Talen Energy Corporation - a publicly traded holding company and owner of Talen Energy Supply.

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

NAAQS - National Ambient Air Quality Standard.

NDT - Susquehanna Nuclear's plant decommissioning trust.

NERC - North American Electric Reliability Corporation.

New MACH Gen RCF - revolving credit facility within the First Lien Credit and Guaranty Agreement.

New Mach Gen Term Loan B - New Mach Gen debt secured under the First Lien Credit and Guaranty Agreement.

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

•	failure to complete the Merger, as a result of the failure to obtain necessary regulatory approvals or otherwise;

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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Except Share Data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Revenues
Wholesale energy	$893	$887	$2,082	$2,124
Retail energy	202	277	650	831
Energy-related businesses	143	156	376	404
Total Operating Revenues	1,238	1,320	3,108	3,359
Operating Expenses
Operation
Fuel and energy purchases	564	589	1,402	1,486
Operation and maintenance	221	235	780	760
(Gain) loss on sale	—	—	(563)	—
Impairments	1	588	214	591
Depreciation	112	95	330	259
Taxes, other than income	12	9	34	17
Energy-related businesses	135	150	359	379
Total Operating Expenses	1,045	1,666	2,556	3,492
Operating Income (Loss)	193	(346)	552	(133)
Other Income (Expense) - net	9	1	21	11
Interest Expense	60	55	180	146
Income (Loss) Before Income Taxes	142	(400)	393	(268)
Income Taxes	54	1	157	11
Net Income (Loss)	$88	$(401)	$236	$(279)
Earnings Per Share of Common Stock
Basic	$0.69	$(3.12)	$1.84	$(2.69)
Diluted	$0.68	$(3.12)	$1.82	$(2.69)

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	128,527	128,509	128,527	103,627
Diluted	130,143	128,509	129,702	103,627

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$88	$(401)	$236	$(279)
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($14), $24, ($26), $23	13	(22)	24	(21)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $2	—	(1)	—	(4)
Net actuarial gain, net of tax of $0, $0, $0, ($30)	—	—	—	46
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $3, $0, $5, $2	(2)	1	(4)	(1)
Qualifying derivatives, net of tax of $1, $2, $6, $9	(2)	(4)	(9)	(14)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	—	—	(1)
Net actuarial loss, net of tax of ($2), ($2), ($6), ($8)	2	3	9	12
Total other comprehensive income (loss)	11	(23)	20	17
Comprehensive income (loss)	$99	$(424)	$256	$(262)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$236	$(279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Pre-tax gain from the sale of certain generation facilities	(595)	—
Depreciation	330	259
Amortization	162	159
Defined benefit plans - expense	33	35
Deferred income taxes and investment tax credits	(8)	(30)
Impairment of assets	216	595
Unrealized (gains) losses on derivatives, and other hedging activities	(3)	(80)
Other	29	51
Change in current assets and current liabilities
Accounts receivable	17	64
Accounts payable	(30)	(148)
Unbilled revenues	35	93
Fuel, materials and supplies	94	58
Counterparty collateral	(27)	76
Taxes payable	88	(23)
Other	6	(18)
Other operating activities
Defined benefit plans - funding	(40)	(74)
Other assets	1	1
Other liabilities	5	(8)
Net cash provided by operating activities	549	731
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(336)	(252)
Proceeds from the sale of certain generation facilities	1,525	—
Expenditures for intangible assets	(44)	(35)
Purchases of nuclear plant decommissioning trust investments	(134)	(154)
Proceeds from the sale of nuclear plant decommissioning trust investments	121	143
Net (increase) decrease in restricted cash and cash equivalents	60	110
Other investing activities	27	15
Net cash provided by (used in) investing activities	1,219	(173)
Cash Flows from Financing Activities
Issuance of long-term debt	—	600
Retirement of long-term debt	(395)	(33)
Contributions from predecessor member	—	82
Distributions to predecessor member	—	(214)
Net increase (decrease) in short-term debt	(150)	(667)
Borrowings on long-term revolving credit facility	33	—
Repayments on long-term revolving credit facility	(36)	—
Other financing activities	(3)	(30)
Net cash provided by (used in) financing activities	(551)	(262)
Net Increase (Decrease) in Cash and Cash Equivalents	1,217	296
Cash and Cash Equivalents at Beginning of Period	141	352
Cash and Cash Equivalents at End of Period	$1,358	$648

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	September 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$1,358	$141
Restricted cash and cash equivalents	46	106
Accounts receivable (less reserve: 2016, $1; 2015, $1)
Customer	211	205
Other	27	62
Unbilled revenues	125	160
Fuel, materials and supplies	407	508
Prepayments	45	52
Price risk management assets	350	562
Assets held for sale	—	954
Other current assets	10	12
Total Current Assets	2,579	2,762
Investments
Nuclear plant decommissioning trust funds	1,012	951
Other investments	16	25
Total Investments	1,028	976
Property, Plant and Equipment
Generation	13,679	13,468
Nuclear fuel	650	652
Other	412	342
Less: accumulated depreciation	6,658	6,411
Property, plant and equipment, net	8,083	8,051
Construction work in progress	398	536
Total Property, Plant and Equipment, net	8,481	8,587
Other Noncurrent Assets
Other intangibles	103	310
Price risk management assets	194	131
Other noncurrent assets	44	43
Total Other Noncurrent Assets	341	484
Total Assets	$12,429	$12,809

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, Shares in Thousands)
	September 30,	December 31,
	2016	2015
Liabilities and Equity
Current Liabilities
Short-term debt	$350	$608
Long-term debt due within one year	5	399
Accounts payable	260	291
Taxes	104	16
Interest	50	43
Price risk management liabilities	272	431
Liabilities held for sale	—	33
Counterparty collateral	52	79
Other current liabilities	183	188
Total Current Liabilities	1,276	2,088
Long-term Debt	3,894	3,787
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,608	1,587
Investment tax credits	9	15
Price risk management liabilities	126	108
Accrued pension obligations	318	340
Asset retirement obligations	506	490
Other deferred credits and noncurrent liabilities	125	91
Total Deferred Credits and Other Noncurrent Liabilities	2,692	2,631
Commitments and Contingent Liabilities (Note 10)
Equity
Common Stock - $0.001 par value (a)	—	—
Additional paid-in capital	4,710	4,702
Accumulated deficit	(137)	(373)
Accumulated other comprehensive income (loss)	(6)	(26)
Total Equity	4,567	4,303
Total Liabilities and Equity	$12,429	$12,809

(a)	1,000,000 shares authorized at September 30, 2016 and December 31, 2015; 128,529 and 128,509 shares issued and outstanding at September 30, 2016 and December 31, 2015.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares (a)	Common stock	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Predecessor member's equity (b)	Total
December 31, 2015	128,509	$—	$4,702	$(373)	$(26)	$—	$4,303
Net income (loss)	—	—	—	236	—	—	236
Other comprehensive income (loss)	—	—	—	—	20	—	20
Stock issuance	20	—	—	—	—	—	—
Stock-based compensation	—	—	10	—	—	—	10
Consummation of spinoff transaction (c)	—	—	(2)	—	—	—	(2)
September 30, 2016	128,529	$—	$4,710	$(137)	$(6)	$—	$4,567

December 31, 2014	—	$—	$—	$—	$(23)	$3,930	$3,907
Net income (loss) from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	32	32
Net income (loss) from June 1, 2015 to September 30, 2015	—	—	—	(311)	—	—	(311)
Other comprehensive income (loss)	—	—	—	—	17	—	17
Distributions to predecessor member from January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	(396)	(396)
Contributions from predecessor member January 1, 2015 to May 31, 2015 (b)	—	—	—	—	—	250	250
Common stock issued for acquisition of RJS Power (c)	44,975	—	902	—	—	—	902
Stock issuance	10	—	—	—	—	—	—
Stock issuance expense	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	2	—	—	—	2
Consummation of spinoff transaction (c)	83,524	—	3,816	—	—	(3,816)	—
September 30, 2015	128,509	$—	$4,719	$(311)	$(6)	$—	$4,402

(a)	Shares in thousands. Each share entitles the holder to one vote on any questions presented at any stockholders' meeting.

(b)	Represents Talen Energy Supply's predecessor member's equity balance and activity prior to the June 1, 2015 spinoff transaction.

(c)
Upon consummation of the spinoff on June 1, 2015, Talen Energy Supply's predecessor member's equity balance was transferred to Talen Energy Corporation's "Additional paid-in capital." See Note 1 in Talen Energy's Form 10-K for additional information on the spinoff. The amount in 2016 represents a non-cash correction to the June 1, 2015 predecessor member's equity for a contribution received from PPL.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Revenues
Wholesale energy	$893	$887	$2,082	$2,124
Retail energy	202	277	650	831
Energy-related businesses	143	156	376	404
Total Operating Revenues	1,238	1,320	3,108	3,359
Operating Expenses
Operation
Fuel and energy purchases	564	589	1,402	1,486
Operation and maintenance	219	235	767	760
(Gain) loss on sale	—	—	(563)	—
Impairments	1	588	214	591
Depreciation	112	95	330	259
Taxes, other than income	12	9	34	17
Energy-related businesses	135	150	359	379
Total Operating Expenses	1,043	1,666	2,543	3,492
Operating Income (Loss)	195	(346)	565	(133)
Other Income (Expense) - net	9	1	21	11
Interest Expense	60	55	180	146
Income (Loss) Before Income Taxes	144	(400)	406	(268)
Income Taxes	55	1	162	11
Net Income (Loss)	$89	$(401)	$244	$(279)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$89	$(401)	$244	$(279)
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($14), $24, ($26), $23	13	(22)	24	(21)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $2	—	(1)	—	(4)
Net actuarial gain, net of tax of $0, $0, $0, ($30)	—	—	—	46
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $3, $0, $5, $2	(2)	1	(4)	(1)
Qualifying derivatives, net of tax of $1, $2, $6, $9	(2)	(4)	(9)	(14)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	—	—	(1)
Net actuarial loss, net of tax of ($2), ($2), ($6), ($8)	2	3	9	12
Total other comprehensive income (loss)	11	(23)	20	17
Comprehensive income (loss)	$100	$(424)	$264	$(262)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$244	$(279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Pre-tax gain from the sale of certain generation facilities	(595)	—
Depreciation	330	259
Amortization	162	159
Defined benefit plans - expense	33	35
Deferred income taxes and investment tax credits	(3)	(30)
Impairment of assets	216	595
Unrealized (gains) losses on derivatives, and other hedging activities	(3)	(80)
Other	29	51
Change in current assets and current liabilities
Accounts receivable	8	64
Accounts payable	(33)	(148)
Unbilled revenues	35	93
Fuel, materials and supplies	94	58
Counterparty collateral	(27)	76
Taxes payable	88	(23)
Other	6	(18)
Other operating activities
Defined benefit plans - funding	(40)	(74)
Other assets	1	1
Other liabilities	4	(8)
Net cash provided by operating activities	549	731
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(336)	(252)
Proceeds from the sale of certain generation facilities	1,525	—
Expenditures for intangible assets	(44)	(35)
Purchases of nuclear plant decommissioning trust investments	(134)	(154)
Proceeds from the sale of nuclear plant decommissioning trust investments	121	143
Net (increase) decrease in restricted cash and cash equivalents	60	110
Other investing activities	27	15
Net cash provided by (used in) investing activities	1,219	(173)
Cash Flows from Financing Activities
Issuance of long-term debt	—	600
Retirement of long-term debt	(395)	(33)
Contributions from member	—	82
Distributions to member	—	(215)
Net increase (decrease) in short-term debt	(150)	(667)
Borrowings on long-term revolving credit facility	33	—
Repayments on long-term revolving credit facility	(36)	—
Other financing activities	(3)	(29)
Net cash provided by (used in) financing activities	(551)	(262)
Net Increase (Decrease) in Cash and Cash Equivalents	1,217	296
Cash and Cash Equivalents at Beginning of Period	141	352
Cash and Cash Equivalents at End of Period	$1,358	$648

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$1,358	$141
Restricted cash and cash equivalents	46	106
Accounts receivable (less reserve: 2016, $1; 2015, $1)
Customer	211	205
Other	27	62
Accounts receivable from affiliates	9	—
Unbilled revenues	125	160
Fuel, materials and supplies	407	508
Prepayments	45	52
Price risk management assets	350	562
Assets held for sale	—	954
Other current assets	10	12
Total Current Assets	2,588	2,762
Investments
Nuclear plant decommissioning trust funds	1,012	951
Other investments	16	25
Total Investments	1,028	976
Property, Plant and Equipment
Generation	13,679	13,468
Nuclear fuel	650	652
Other	412	342
Less: accumulated depreciation	6,658	6,411
Property, plant and equipment, net	8,083	8,051
Construction work in progress	398	536
Total Property, Plant and Equipment, net	8,481	8,587
Other Noncurrent Assets
Other intangibles	103	310
Price risk management assets	194	131
Other noncurrent assets	44	43
Total Other Noncurrent Assets	341	484
Total Assets	$12,438	$12,809

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2016	2015
Liabilities and Equity
Current Liabilities
Short-term debt	$350	$608
Long-term debt due within one year	5	399
Accounts payable	257	291
Taxes	104	16
Interest	50	43
Price risk management liabilities	272	431
Liabilities held for sale	—	33
Counterparty collateral	52	79
Other current liabilities	183	188
Total Current Liabilities	1,273	2,088
Long-term Debt	3,894	3,787
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,613	1,587
Investment tax credits	9	15
Price risk management liabilities	126	108
Accrued pension obligations	318	340
Asset retirement obligations	506	490
Other deferred credits and noncurrent liabilities	125	91
Total Deferred Credits and Other Noncurrent Liabilities	2,697	2,631
Commitments and Contingent Liabilities (Note 10)
Member's Equity	4,574	4,303
Total Liabilities and Equity	$12,438	$12,809

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Talen Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
Member's equity

December 31, 2015	$4,303
Net income (loss)	244
Other comprehensive income (loss)	20
Contributions from member (a)	7
September 30, 2016	$4,574

December 31, 2014	$3,907
Net income (loss)	(279)
Other comprehensive income (loss)	17
Distributions to member	(397)
Contributions from member (b)	1,154
September 30, 2015	$4,402

(a)	Primarily represents non-cash stock compensation partially offset by an insignificant reduction for a non-cash correction of a contribution received from PPL as part of the June 1, 2015 spinoff.

(b)	Includes the contribution of RJS Power as of the acquisition date. See Note 1 in Talen Energy's Form 10-K for additional information.

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

In June 2016, Talen Energy Corporation announced the Merger with an affiliate of Riverstone Holdings LLC, a private investment firm, in which all outstanding shares of common stock not owned by Riverstone affiliated entities will be acquired, subject to certain exceptions. The transaction is expected to be completed by the end of 2016, subject to NRC approval and satisfaction of other customary closing conditions. Stockholder approval was received in October 2016. See Note 7 for additional information.

Spinoff from PPL

Following the June 2015 spinoff from PPL, certain services, including information technology, financial and accounting, human resource and other specified services are provided by PPL on a transition basis pursuant to the TSA. The TSA with PPL is for a period of up to two years from the date of the spinoff. For the three and nine months ended September 30, 2016, the costs incurred for these services were $8 million and $30 million. The costs incurred for these services during the three and nine months ended September 30, 2015 were $9 million and $14 million.

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

In addition, during the nine months ended September 30, 2015, Talen Energy incurred $10 million of restructuring costs related to the spinoff transaction which are recorded in "Operation and maintenance" on the Statements of Income.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed consolidated financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. The Balance Sheets at December 31, 2015 are derived from Talen Energy's 2015 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in Talen Energy's 2015 Form 10-K. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

Talen Energy Supply is considered the accounting predecessor of Talen Energy Corporation. Therefore, the financial information prior to the June 2015 spinoff presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and nine months of legacy Talen Energy Supply information consolidated with three and four months of RJS information from June 1, 2015.

Talen Energy completed the acquisition of MACH Gen in November 2015. MACH Gen's operating results for the three and nine months ended September 30, 2016 are included in Talen Energy's results of operations with no comparable amounts for the same periods in 2015.

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

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2016 financial statements as discussed below.

In these financial statements, revenue and expense from derivatives is recorded based on Talen Energy's economic hedging strategy. For example, all purchases and sales associated with economic hedging of the sale of energy using contracts accounted for as derivatives are recorded within "Operating Revenues" and all purchases and sales associated with economic hedging of the procurement of fuel or purchasing energy using contracts accounted for as derivatives are recorded as "Operating Expenses" on the Statements of Income. Prior to the fourth quarter of 2015, Talen Energy classified all non-trading commodity hedge transactions as revenue or expense based upon whether each specific transaction was a sale or purchase, which in certain instances, created losses within revenue and gains within expense. As a result of this change in presentation to previously reported 2015 amounts, there were equal and offsetting changes between "Operating Revenues" and "Operating Expenses" with no impact on "Operating Income (Loss)" on the 2015 Statement of Income. This change in presentation resulted in a decrease of $135 million and $115 million for the three and nine months ended September 30, 2015 in "Wholesale energy" and "Fuel and energy purchases" on the Statement of Income.

Also, presentation on the 2015 Statement of Income was modified to combine "Fuel" and "Energy purchases" in a single line item and to reclassify certain "Operating Expenses" to align the presentation of these operating expenses with how Talen Energy management views these costs. This change in presentation for certain operating expenses resulted in an increase of $17 million and $50 million for the three and nine months ended September 30, 2015 to "Fuel and energy purchases" with offsetting decreases, primarily to "Taxes, other than income," but also to "Operation and maintenance" and "Energy-related businesses." This change had no impact on "Operating Income (Loss)" for the three and nine months ended September 30, 2015.

In addition, the operating results of the Sapphire plants for the three and nine months ended September 30, 2015 were reclassified to continuing operations as a result of the November 2015 FERC order approving the third mitigation package relating to the transactions that formed Talen Energy. This change in presentation resulted in an increase for the three and nine months ended September 30, 2015 of $36 million and $44 million to "Operating Revenues" and $136 million and $143 million to "Operating Expenses." This change decreased "Operating Income (Loss)" for the three and nine months ended September 30, 2015 by $62 million and $61 million. See Note 1 in Talen Energy's 2015 Form 10-K for additional information on the initial classification as discontinued operations and the November 2015 FERC Order.

During the three and nine months ended September 30, 2015, Talen Energy recorded a $7 million decrease to "Retail energy" revenues on the Statements of Income. Prior to this date, Talen Energy billed and collected amounts from a third party that had a transmission operating agreement with Talen Energy's former affiliate, PPL Electric Utilities Corporation. Such amounts should have been recognized as an affiliate payable, but were inadvertently recorded as revenue. The $4 million after-tax ($0.04 per share for Talen Energy Corporation) impact of correcting this overstatement of "Retail energy" revenues decreased "Net Income (Loss)" during the three and nine months ended September 30, 2015. The impact of the overstatement was not material to the previously-issued financial statements and the correction was not material to the full year results for 2015.

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

3. Segment and Related Information

See Note 2 in Talen Energy's 2015 Form 10-K for a discussion of reportable segments and related information.

Financial data for the segments and reconciliation to consolidated results for the periods ended September 30 are:

	Three Months		Nine Months
	2016	2015	2016	2015
Talen Energy Corporation - Income Statement Data
Revenues from external customers (a)
East	$1,060	$1,175	$2,783	$3,117
West	178	145	325	242
Total	$1,238	$1,320	$3,108	$3,359

Operating Income (Loss)
East	$221	$(345)	$765	$33
West	16	39	(64)	18
Other	(44)	(40)	(149)	(184)
Total	$193	$(346)	$552	$(133)

	Three Months		Nine Months
	2016	2015	2016	2015
Talen Energy Supply - Income Statement Data
Revenues from external customers (a)
East	$1,060	$1,175	$2,783	$3,117
West	178	145	325	242
Total	$1,238	$1,320	$3,108	$3,359

Operating Income (Loss)
East	$221	$(345)	$765	$33
West	16	39	(64)	18
Other	(42)	(40)	(136)	(184)
Total	$195	$(346)	$565	$(133)

	Talen Energy Corporation		Talen Energy Supply
Balance Sheet Data	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Assets
East	$9,741	$11,430	$9,741	$11,430
West	1,299	1,231	1,299	1,231
Other (b)	1,389	148	1,398	148
Total Assets	$12,429	$12,809	$12,438	$12,809

(a)	Includes unrealized gains and losses from derivatives. See Note 14 for additional information.

(b)	Primarily consists of unallocated items, including cash and PP&E.

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

Reconciliations of the amounts of income and shares of Talen Energy Corporation common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2016	2015	2016	2015
Income (Numerator)
Net Income (Loss)	$88	$(401)	$236	$(279)
Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	128,527	128,509	128,527	103,627
Add incremental non-participating securities:
Share-based payment awards	1,616	—	1,175	—
Weighted-average shares - Diluted EPS	130,143	128,509	129,702	103,627

Share-based payment awards of 985 thousand shares were excluded from the computations of diluted EPS for the three and nine months ended September 30, 2016 and 1,263 thousand and 525 thousand for the three and nine months ended September 30, 2015 because the effect would have been antidilutive.

5.  Income Taxes

Selected information regarding the income tax provision for the periods ended September 30 was as follows:

	Three Months		Nine Months
	2016	2015	2016	2015
Talen Energy Corporation
Income (Loss) Before Income Taxes	$142	$(400)	$393	$(268)
Income Taxes	$54	$1	$157	$11
Effective Tax Rate	38%	—%	40%	(4)%

Talen Energy Supply
Income (Loss) Before Income Taxes	$144	$(400)	$406	$(268)
Income Taxes	$55	$1	$162	$11
Effective Tax Rate	38%	—%	40%	(4)%

Talen Energy recorded income taxes during the nine month periods at an interim period annualized effective tax rate of 39.65% in 2016 compared with 31.81% in 2015. However, Talen Energy's income tax expense reflected in the table above does not bear a customary relationship to income (loss) before income taxes primarily as a result of the impact of the recognition of an impairment of non-deductible goodwill, uncertain tax benefits, state deferred rate changes, tax return adjustments, tax credits and the impact of state and local income taxes.

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

Revolving Credit Facilities

The following secured revolving credit facilities were in place at:

	September 30, 2016					December 31, 2015
	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Borrowed	Letters of Credit Issued
Talen Energy Supply RCF (a)	June 2020	$1,850	$350	$195	$1,305	$500	$163
New MACH Gen RCF (b)	July 2021	160	105	32	23	108	31
Total Credit Facilities		$2,010	$455	$227	$1,328	$608	$194

(a)
The facility is syndicated and provides Talen Energy Supply the ability to make revolving cash borrowings and to request the lenders to issue up to $925 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time. The weighted average interest rate on outstanding borrowings was 2.77% and 2.67% at September 30, 2016 and December 31, 2015. The amounts borrowed are recorded as "Short-term debt" on the Balance Sheets. See Note 7 for information on expected changes to the facility capacity at the time of closing of the Merger.

(b)
The facility provides New MACH Gen the ability to make revolving cash borrowings and to request the lenders to issue up to $120 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time. The weighted average interest rate on outstanding borrowings was 5.51% and 5.04% at September 30, 2016 and December 31, 2015. The amounts borrowed are recorded on the Balance Sheets as "Long-term debt" at September 30, 2016 and as "Short-term debt" at December 31, 2015. The classification as current at December 31, 2015 was based on Talen Energy's intent and ability to repay outstanding borrowings within the next year.

Other Facilities

Talen Energy Supply is party to a $500 million agreement expiring June 2017 that provides Talen Energy Supply the ability to request up to $500 million of committed unsecured letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At September 30, 2016, Talen Energy Supply had no letters of credit issued under this agreement.

Talen Energy Supply is party to a $1.3 billion Amended STF Agreement that allows Talen Energy Supply to receive credit to satisfy collateral posting obligations related to Talen Energy's energy marketing and trading activities with counterparties participating in the facility. The facility became effective in December 2015 and has a five-year term ending December 2020 which automatically extends one-year on each anniversary of the effective date, subject to certain conditions. There were $22 million of secured obligations outstanding under this facility at September 30, 2016.

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

In connection with the sale of Talen Ironwood Holdings, LLC, in January 2016, a Talen Ironwood Holdings, LLC subsidiary completed the redemption of $41 million of its 8.857% Senior Secured Notes due 2025 prior to the closing of the sale transaction, which occurred in February 2016. The redemption included the payment of a make whole premium of $14 million, which is reflected in "(Gain) loss on sale" on the Statement of Income and "Cash from operating activities" on the Statement of Cash Flows for the nine months ended September 30, 2016. See Note 8 for additional information on the sale.

In May 2016, $350 million of Talen Energy Supply's 6.2% Senior Unsecured Notes matured. Talen Energy Supply repaid the debt using short-term borrowings under the Talen Energy Supply RCF.

In June 2016, Parent and Merger Sub obtained a commitment letter from several lenders to provide Talen Energy Supply, on a several but not joint basis, a senior secured Term Loan B in an aggregate amount of up to $1.1 billion that would be issued substantially concurrently with the closing of the Merger (the Committed Financing). $850 million of the Committed Financing was to be utilized as a backstop facility in connection with the potential repurchase obligations of Talen Energy Supply resulting from the Merger. In August 2016, Parent and Merger Sub provided the lenders that are party to the commitment letter with notice of the expiration of all specified time periods during which a repurchase obligation may be triggered and, in accordance with the terms of the commitment letter, the Committed Financing was subsequently reduced to an aggregate amount of up to $250 million. The Committed Financing will only be utilized to the extent the Permanent Financing (as defined below) is not funded substantially concurrently with the closing of the Merger. If used, the Committed Financing would bear interest at a rate per annum of (i) LIBOR plus 5.75%, with a 1.00% LIBOR floor or (ii) a defined base rate plus 4.75%, as elected by Talen Energy Supply, and would have a seven year maturity.

Additionally, Parent and Merger Sub entered into a separate "best efforts" financing arrangement with the lenders party to the June 2016 commitment letter to arrange a $600 million senior secured Term Loan B that will be funded substantially concurrently with the closing of the Merger (the Permanent Financing). The Permanent Financing was successfully priced and allocated in October 2016 and will be funded at 98.5% of its face value, will bear interest at a rate per annum of (i) LIBOR plus 5.00%, with a 1.00% LIBOR floor or (ii) a defined base rate plus 4.00% as elected by Talen Energy Supply, and will have a seven year maturity.

For both the Committed Financing and the Permanent Financing, the term loans contemplated thereby will be, to the extent funded, secured by the same collateral securing, and will be guaranteed by the same direct and indirect wholly owned subsidiaries of Talen Energy Supply that are guarantors of, the Talen Energy Supply RCF. See Note 7 for information on subsidiary guarantees of certain long-term debt in connection with the Merger.

The net proceeds of either financing arrangement are expected to be used to fund the payment of fees and expenses in connection with the term loan issuance and the Merger, for working capital needs and other general corporate purposes of Talen Energy. The net proceeds of the Permanent Financing are also expected to be used to repay indebtedness under the Talen Energy Supply RCF.

In connection with the issuance of the Permanent Financing, Talen Energy will pay the lenders a customary fee that is calculated as a specified percentage of the 5.00% LIBOR margin and based on the number of days after allocation of commitments and before closing of the Merger. The fee accrues beginning on the date that is 30 calendar days after the date of allocation of commitments under the Permanent Financing and is payable only if the Merger is consummated.

Either financing satisfies the provisions for a new debt issuance set forth in the Merger Agreement. The closing of either financing is subject to customary closing conditions and the closing of the Merger.

7. Merger Agreement

On June 2, 2016, Talen Energy Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with RPH Parent LLC, SPH Parent LLC, CRJ Parent LLC (each, an affiliate of Riverstone, and collectively referred to as "Parent"), and RJS Merger Sub Inc. (a wholly owned subsidiary of Parent referred to as "Merger Sub"), pursuant to which Merger Sub will merge with and into Talen Energy Corporation (the Merger), with Talen Energy Corporation continuing as the surviving corporation on the terms and conditions set forth in the Merger Agreement. On October 6, 2016, the stockholders of Talen Energy Corporation approved the Merger. Talen Energy Corporation currently expects the transaction to be completed by the end of 2016, subject to NRC approval and satisfaction of other customary closing conditions.
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
The Merger Consideration will be funded by Talen Energy's cash on hand and the proceeds of a new senior secured term loan. The Talen Energy Supply RCF will be reduced from $1.85 billion to $1.4 billion upon closing of the transaction. See Note 6 for additional information on merger-related financing arrangements.
Consummation of the Merger is conditioned on Talen Energy Corporation's satisfaction or receipt of a waiver of certain requirements of the separation agreement entered into in connection with the spinoff of Talen Energy Corporation from PPL (and certain related transactions), generally requiring the delivery of an IRS ruling or a tax opinion from a tax expert to the effect that the Merger will not jeopardize the intended tax-free treatment of the spinoff and certain related transactions. Consummation of the Merger is not subject to a financing condition, but is subject to a condition that Talen Energy Corporation has unrestricted cash and cash equivalents and undrawn revolver capacity equal to at least $350 million at closing, subject to certain exceptions, and after taking into account the proceeds of the new senior secured term loan discussed above. Consummation of the Merger is also subject to the condition that immediately prior to the closing, certain specified defaults and events of default under the Talen Energy Supply RCF shall not have occurred. The Merger Agreement contains certain termination rights, including the right of Talen Energy Corporation to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by Talen Energy Corporation or Parent upon specified conditions, Talen Energy Corporation will be required to pay Parent a termination fee of $50 million. Upon termination of the Merger Agreement by Talen Energy Corporation or Parent under specified conditions, Parent will be required to pay Talen Energy Corporation a termination fee of $85 million.
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
In connection with entering into the Merger Agreement, the Riverstone Holders entered into a support agreement pursuant to which such parties committed to vote their shares of Talen Energy Corporation common stock in favor of, and take certain other actions in furtherance of, the transactions contemplated by the Merger Agreement, including the Merger.

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

Two purported class actions lawsuits have been filed in the State of Delaware in connection with the proposed Merger. In October 2016, plaintiffs in these matters filed a consolidated putative class action complaint in the Court of Chancery of the State of Delaware. See Note 10 for additional information.
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
For further information on the Merger, the Merger Agreement, the consent agreement, the support agreement and other Merger-related agreements, please refer to the Current Report on Form 8-K filed on June 6, 2016 and the proxy statement filed on September 2, 2016 by Talen Energy Corporation. The foregoing descriptions of the Merger Agreement, the consent agreement and the support agreement are subject to, and qualified in their entirety by, the full text of those agreements as attached as exhibits to the Form 8-K filed on June 6, 2016, each of which is incorporated by reference herein.

During the three and nine months ended September 30, 2016, Talen Energy Corporation has recorded an insignificant amount and $15 million of expenses related to the Merger, primarily for investment banking, legal and other professional services, and of which an insignificant amount was recorded at Talen Energy Supply for the three and nine months ended September 30, 2016. These expenses are reflected in "Operation and maintenance" on the Statement of Income. In addition, Talen Energy will record accelerated stock-based compensation expense at close, which is currently estimated to be approximately $14 million. For information on other expenses estimated to be incurred by Talen Energy, as well as legal, financing and other advisory fees estimated to be incurred by Merger Sub and/or Parent, in connection with the Merger and on executive compensation matters, see the proxy statement filed on September 2, 2016 by Talen Energy Corporation.

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

RJS Power

Actual operating revenue and net income of RJS, since the June 1, 2015 acquisition, included in Talen Energy's results for the periods ended September 30, 2015 were:

Three Months		Nine Months
Operating Revenues(a)	Net Income (Loss)(b)	Operating Revenues (a)	Net Income (Loss)(b)
$273	$(44)	$383	$(30)

(a)	Operating Revenues have been adjusted to present Sapphire within continuing operations. See Note 1 for additional information on the reclassification.

(b)	Net Income (loss) includes certain asset impairments and excludes the impact of a goodwill impairment recorded during the third quarter of 2015. See Notes 13 and 15 for information on the impairments.

Pro forma information for Talen Energy for the periods ended September 30, 2015 as if the acquisition had occurred January 1, 2015, is as follows:

	Three Months		Nine Months
	Operating Revenues	Income (Loss) After Tax from Continuing Operations	Operating Revenues	Income (Loss) After Tax from Continuing Operations

Pro forma	$1,320	$(406)	$3,698	$(311)
Basic and diluted earnings per share for Talen Energy Corporation		(3.16)		(2.42)

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

The pro forma financial information presented above includes adjustments for: (1) alignment of accounting policies, (2) incremental depreciation and amortization expense related to fair value adjustments to PP&E and identifiable intangible assets and liabilities, (3) incremental interest expense for outstanding borrowings to reflect the terms of the new syndicated credit facility, (4) nonrecurring items (discussed below), (5) the tax effect of the above adjustments, and (6) the issuance of Talen Energy Corporation common stock in connection with the spinoff from PPL and the acquisition of RJS Power. The pro forma financial information presented includes the impact of impairments recorded during the third quarter of 2015. See Notes 13 and 15 for information on the impairments.

Nonrecurring acquisition, integration and other costs of $6 million directly related to the acquisition were incurred during the nine months ended September 30, 2015, which are recorded in "Operation and maintenance" on the Statements of Income. Adjustments were made in the calculation of pro forma amounts to remove the effect of these nonrecurring items and related income taxes. The pro forma financial information does not include adjustments for potential future cost savings.

See Note 6 in Talen Energy's 2015 Form 10-K for additional information on the June 2015 acquisition of RJS Power.

Divestitures

Ironwood, C.P. Crane, Holtwood and Lake Wallenpaupack Power Plants

In February 2016, Talen Generation completed the sale of Talen Ironwood Holdings, LLC, which through its subsidiaries owned and operated the Ironwood natural gas combined-cycle plant in Pennsylvania, for $657 million. Talen Energy recorded a pre-tax gain, net of transaction costs including the make-whole premium on the debt as described in Note 6, of $148 million for the nine months ended September 30, 2016, which is recorded to "(Gain) loss on sale" on the Statement of Income. Proceeds from the sale of Talen Ironwood Holdings, LLC were used to repay the majority of Talen Energy's then outstanding short-term debt. At December 31, 2015, Talen Ironwood Holdings, LLC was considered an individually significant component of Talen Energy whose pre-tax income (loss) for the nine months ended September 30, 2016 was $4 million and for the three and nine months ended September 30, 2015 was $17 million and $50 million. See Note 6 for additional information on the redemption of debt in connection with the sale.

In February 2016, Raven Power Marketing LLC, a wholly owned, indirect subsidiary of Talen Energy, completed the sale of C.P. Crane LLC, which owned and operated the C.P. Crane coal-fired power plant in Maryland. For the nine months ended September 30, 2016, Talen Energy recorded a $6 million pre-tax loss, which is recorded in "(Gain) loss on sale" on the Statement of Income.

In April 2016, Holtwood, LLC, a wholly owned, indirect subsidiary of Talen Energy, completed the sale of the Holtwood and Lake Wallenpaupack hydroelectric facilities in Pennsylvania for $859 million. Talen Energy recorded a pre-tax gain of $421 million in "(Gain) loss on sale" on the Statement of Income for the nine months ended September 30, 2016 related to this sale.

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

The NRC safety review of the Bell Bend COLA was suspended in early 2014 due to a lack of progress by the reactor vendor with respect to its NRC design certification application, approval of which is a prerequisite to issuance of a combined license for Bell Bend. The vendor subsequently suspended the NRC review in early 2015, and has not announced when they plan to restart it. Accordingly, Talen Energy had supported the licensing process with a near term focus on obtaining the Final Environmental Impact Statement (FEIS). In April 2016, Talen Energy received notification from the NRC of the completion of its FEIS. Following receipt of the FEIS, during the second quarter of 2016, Talen Energy reassessed its alternatives with respect to Bell Bend and determined it will no longer pursue the development of the COLA. In making this decision, Talen Energy considered the following factors: forecasted energy and capacity prices; operating costs; lack of government incentives for new nuclear generation; continually rising nuclear plant construction costs; and the lack of progress by Talen Energy's current nuclear reactor vendor with respect to its NRC design certification process. Talen Energy concluded that these factors resulted in a triggering event requiring the COLA, a definite lived intangible asset, to be tested for impairment. Based on its evaluation, management determined that the amounts capitalized for the COLA are not recoverable. Management used a market approach to estimate the fair value of the incomplete COLA, considering the highest and best use from a market participant perspective, and concluded that there was no value to another market participant given the factors management utilized in making the decision to no longer pursue the COLA and the lack of usefulness to a standalone market participant. As a result, for the nine months ended September 30, 2016, Talen Energy recorded a pre-tax impairment charge of $204 million to the East segment that is reflected in "Impairments" on the 2016 Statement of Income. The impairment charge represents all of the COLA costs reflected on the Balance Sheet. At December 31, 2015, $201 million of costs, which included capitalized interest, associated with the licensing application were capitalized and were included on the Balance Sheets in noncurrent "Other intangibles." In September 2016, the NRC accepted Talen Energy's request to withdraw the COLA, and Talen Energy notified the DOE that it has withdrawn its application for a federal loan guarantee for Bell Bend.

Co-firing Projects

The Brunner Island Unit 3 co-fire project is currently in commercial operation and Unit 2 is expected to be in commercial operation by the end of 2016. In order to avoid an outage during the winter demand season, Talen Energy has decided to defer completion and commercial operation of Unit 1 from 2016 until the first half of 2017. The Brunner Island project previously was expected to be completed by the end of 2016. See Note 6 in Talen Energy's 2015 Form 10-K for additional information.

In June 2016, Talen Energy announced it plans to make modifications to its Montour coal-fired generating facility, which will enable it to co-fire using natural gas. The estimated capital expenditure for plant modifications is approximately $70 million. Talen Energy is currently further evaluating this project to consider the operating experience and results from the Brunner Island Unit 3 co-fire project, and at this time has no timetable for completing the Montour project. Costs incurred for the Montour project as of September 30, 2016 were insignificant.

9.  Defined Benefits

The table below provides the components of net periodic defined benefit costs for Talen Energy pension plans for the periods ended September 30, for which the nine months of 2015 includes four months of costs under the new Talen Energy pension plan. The net periodic defined benefit costs for Talen Energy's other postretirement benefit plans for the three and nine months ended September 30, 2016 and 2015 were insignificant.

	Pension Benefits
	Three Months		Nine Months
	2016	2015	2016	2015
Service cost	$10	$12	$31	$19
Interest cost	19	18	57	28
Expected return on plan assets	(23)	(23)	(69)	(37)
Amortization of:
Actuarial (gain) loss	5	6	15	9
Net periodic defined benefit costs (credits)	$11	$13	$34	$19

For the nine months ended September 30, 2015, Talen Energy Supply was also allocated $18 million of costs of defined benefit plans sponsored by PPL Services based on Talen Energy Supply's participation in those plans prior to the spinoff, which management believes were reasonable at the time.

Separation Benefits

In 2016, Talen Energy identified approximately 85 management positions to be eliminated.  As a result, Talen Energy recorded a charge of $9 million ($5 million after tax) for the nine months ended September 30, 2016 to "Operation and maintenance" on the Statement of Income.  The charges consisted primarily of benefits under Talen Energy's severance benefits plan.  At September 30, 2016, $4 million is reflected in "Other current liabilities" on the Balance Sheet.  Management continues to review its staffing levels to determine if additional eliminations are necessary.

In July 2016, Talen Energy gave notice to Local Union No. 1600 of the International Brotherhood of Electrical Workers (Local 1600) of its intent to eliminate approximately 130 bargaining unit positions at the Susquehanna, Montour, and Brunner Island plants and at Talen Energy's headquarters. Talen Energy and Local 1600 are in the process of finalizing the identification of impacted employees, some of whom may be eligible to receive enhanced pension and severance benefits in accordance with the terms of the collective bargaining agreement. For the three and nine months ended September 30, 2016, Talen Energy recorded an insignificant charge related to these eliminations to "Operation and maintenance" on the Statement of Income and "Other current liabilities" on the Balance Sheet. As the identification of employees is finalized, management expects to update its estimate in future periods.

10.   Commitments and Contingencies

Energy Purchase Commitments

Talen Energy has entered into long-term purchase contracts to supply the coal requirements for its coal-fired generating facilities. These contracts include commitments to purchase coal through 2019. As a result of low market prices for natural gas, coal utilization has decreased.  To mitigate the risk of oversupply, Talen Energy incurred pre-tax charges of $41 million during the three and nine months ended September 30, 2015 to reduce its contracted coal deliveries in 2015 through 2018.  These charges were recorded to "Fuel and energy purchases" on the Statement of Income.

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

In July 2013, the Sierra Club and MEIC filed an additional Notice of Intent to Sue, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint.  The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  Talen Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  In August 2014, the Sierra Club and MEIC filed a second amended complaint.  This complaint includes the same causes of action articulated in the first amended complaint, but in regard to only eight projects done between 2001 and 2013.  In September 2014, the Colstrip owners filed an answer to the second amended complaint.  Discovery closed in the first quarter of 2015, and in April, the plaintiffs indicated they intend to pursue claims related to only four of the remaining projects. The magistrate judge entered an order on the parties' motions for summary judgment on December 31, 2015. The judgment dismissed two of the plaintiffs' four remaining claims and provided more preferable legal standards for the remaining two claims. The case has been bifurcated as to liability and remedy. The liability trial initially was set for May 2016 and the remedy trial, in the case of any finding of liability, was to be set at a later date. However, based on a joint motion filed by the parties, the liability trial date was stayed to allow settlement discussions to proceed. In July 2016, a settlement agreement was reached that includes a commitment by the defendants to cease operations of Colstrip Units 1 and 2 on or before July 1, 2022 and liability releases for the owners of all Colstrip units, without requiring monetary payments to the plaintiffs. Apart from outright dismissal of all claims against Colstrip Units 3 and 4, those units are not affected by the proposed settlement. The settlement agreement was approved by the U.S. District Court, District of Montana, Billings Division, in September 2016. As result of the court approval, in the third quarter of 2016, management reduced the remaining useful life of Colstrip Units 1 and 2, adjusted associated AROs and assessed the Colstrip plant assets for impairment. The change in useful life resulted in an insignificant increase to depreciation for the three and nine months ended September 30, 2016 and is expected to have a similar impact on calendar year 2016. In future periods, the change in the useful life is expected to increase depreciation for the units by $6 million annually. The change to the AROs was insignificant. Also in the third quarter of 2016, management completed an impairment assessment of the Colstrip plant assets and concluded that no impairment was necessary. At September 30, 2016, the carrying value of Talen Montana's interest in the Colstrip plant was approximately $91 million.

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

Montana Hydroelectric Litigation

In February 2012, the U.S. Supreme Court issued a unanimous decision overturning judgments by the Montana First Judicial District Court and the Montana Supreme Court in pending litigation, which had held that the streambeds underlying the Talen Montana hydroelectric generating facilities were owned by the State of Montana and that Talen Montana owed the State of Montana compensation for its prior use of those streambeds.  The case was remanded by the U.S. Supreme Court to the Montana Supreme Court for further proceedings in accordance with the decision and, in April 2012, was similarly remanded by the Montana Supreme Court to the Montana First Judicial District Court.  In the interim, nothing further was done by the State of Montana to formally prosecute the action until April 2016, when the State filed a Complaint on Remand against Talen Montana and NorthWestern Corporation, the latter of which had purchased the facilities from Talen Montana in November 2014.  The allegations of the complaint are very similar to the claims made by the State in the prior state court litigation.  NorthWestern Corporation has since removed the case to the Federal District Court in Montana and motions have been filed to dismiss certain of the claims. The State opposed removal and filed a motion to remand the case to the First Judicial District Court.  Further proceedings have not been scheduled by the federal court and, as a result, Talen Energy cannot estimate a range of reasonably possible losses, if any, related to this matter.

Topaz Power Holdings, LLC (Topaz) Gas Supply Litigation

In November 2014, Southwest Energy, L.P. (SWE) filed a petition alleging breach of contract against Topaz, a wholly owned indirect subsidiary of Talen Energy, in the 269th Judicial District Court, Harris County, Texas.  SWE and Topaz were parties to a natural gas supply contract that was terminated in October 2014.  SWE seeks damages in the approximate amount of $7 million for Topaz's alleged failure to terminate the contract in accordance with its terms.  SWE subsequently amended the petition to join additional parties, including other Talen Energy affiliates, and assert additional claims relating to the contract termination and the circumstances under which Topaz obtained an alternative natural gas supply for 2015.  In April 2016, the court granted SWE's motion for partial summary judgment on the breach of contract claim, holding that the contract had not been properly terminated and as a result, Talen Energy recorded an insignificant charge to "Operation and maintenance" on the Statement of Income for the nine months ended September 30, 2016.  Further proceedings are required to determine SWE's damages on the breach of contract claim and Talen Energy's liability and damages, if any, on SWE's other claims in the litigation. Talen Energy continues to believe that all of SWE's claims are without merit and unsupported by the facts and law, and it intends to vigorously contest each of them.

Litigation Relating to the Merger

In August 2016, a purported stockholder of Talen Energy Corporation commenced a putative class action lawsuit in the Court of Chancery of the State of Delaware captioned Manuel Abt, individually and on behalf of all others similarly situated. The complaint named as defendants Talen Energy Corporation, the directors of Talen Energy Corporation and Riverstone and certain of its affiliates.

Also in August 2016, two purported stockholders of Talen Energy Corporation commenced a separate putative class action lawsuit in the Court of Chancery of the State of Delaware captioned Wendell R. Hunt and Kenneth J. Melchiorre, individually and on behalf of all others similarly situated. The complaint named as defendants Talen Energy Corporation, the directors of Talen Energy Corporation and Riverstone and certain of its affiliates.

In October 2016, the plaintiffs in the above-referenced matters filed a consolidated putative class action complaint in the Court of Chancery of the State of Delaware alleging, among other things, that (i) the directors of Talen Energy Corporation breached fiduciary duties owed to Talen Energy Corporation's public stockholders in approving the Merger, (ii) Riverstone and certain of its affiliates have aided and abetted the directors of Talen Energy Corporation in the alleged breaches of their fiduciary duties, and (iii) Riverstone, as a de facto controlling stockholder of Talen Energy Corporation, breached fiduciary duties that it owed Talen Energy Corporation and its minority stockholders in the Merger. The consolidated complaint seeks to rescind the Merger and also seeks damages, costs and attorney's fees. Talen Energy believes the allegations are without merit and intends to defend vigorously against the allegations. At this time Talen Energy cannot predict the outcome of these matters or their effects on Talen Energy or the Merger, however a material adverse judgment for monetary damages could have an adverse effect on the results of operations and liquidity of Talen Energy.
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

In October 2016, Talen Montana and the City of Seattle reached a settlement whereby Talen Montana agreed to pay $15 thousand to resolve the remaining outstanding claims. The settlement was approved by the court in November 2016.

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

Environmental Matters

Environmental Laws and Regulations

Extensive federal, state and local environmental laws and regulations are applicable to Talen Energy's power generation operations, including air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of its business.  In addition, many of these environmental considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for Talen Energy's services.

It may be necessary for Talen Energy to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements imposed by regulatory bodies, courts or environmental groups.  Talen Energy may incur costs to comply with environmental laws and regulations, including increased capital expenditures or operation and maintenance expenses, monetary fines, penalties or other restrictions, which could be material.  Legal challenges to environmental permits or rules add to the uncertainty of estimating the future cost of complying with these permits and rules. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed.

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

Other Commitments and Contingencies

Nuclear Insurance

The Price-Anderson Act is a United States Federal law which governs liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  At September 30, 2016, the liability limit per incident is $13.4 billion for such claims, which is funded by insurance coverage from American Nuclear Insurers and an industry retroactive assessment program.

Under the industry retroactive assessment program, in the event of a nuclear incident at any of the reactors covered by the Price-Anderson Act, as amended, Susquehanna Nuclear could be assessed deferred premiums of up to $255 million per incident, payable at a maximum of $38 million per year.

Additionally, Susquehanna Nuclear purchases property insurance programs from NEIL, an industry mutual insurance company of which Susquehanna Nuclear is a member.  At September 30, 2016, facilities at the Susquehanna plant are insured against property damage losses up to $2.0 billion.  Susquehanna Nuclear also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the NEIL property and replacement power insurance programs, Susquehanna Nuclear could be assessed retrospective premiums in the event of the insurers' adverse loss experience.  This maximum assessment is $61 million at September 30, 2016. Talen Energy has additional coverage that, under certain conditions, may reduce this exposure.

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

The table below details guarantees provided as of September 30, 2016.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance for the guarantees described below is remote. There was no recorded liability at September 30, 2016 or December 31, 2015.

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

	Exposure at September 30, 2016	Expiration Date
Indemnifications for sales of assets	$2,796	2025 - 2036

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

Talen Energy Supply was charged, primarily by PPL Services, $67 million for the nine months ended September 30, 2015, including amounts applied to accounts that are further distributed between capital and expense.

Transition Services Agreement

As part of the spinoff transaction, Talen Energy Supply entered into a TSA with Topaz Power Management, LP (an affiliate of Riverstone) for certain business administrative services. The TSA expired in January 2016. For the nine months ended September 30, 2016 these costs, which are recorded in "Operation and maintenance" on the Statement of Income, were insignificant. For the three and nine months ended September 30, 2015 these costs were $4 million and $5 million.

Gas Supply Contract

A subsidiary of Jade has gas supply contracts in place with TrailStone NA Logistics LLC (TrailStone), an affiliate of Riverstone, under which TrailStone supplies gas to the generation facilities owned by Jade. For the periods ended September 30, Talen Energy incurred the costs reflected below for these gas purchases, which are primarily recorded in "Fuel and energy purchases" on the Statement of Income.

Three Months		Nine Months
2016	2015	2016	2015
$22	$26	$43	$32

Other

See Notes 5 and 9 for information regarding intercompany allocations prior to the spinoff associated with income taxes and defined benefits.

12.  Other Income (Expense) - net

Talen Energy's "Other Income (Expense) - net" for the three and nine months ended September 30, 2016 and 2015 was primarily earnings on securities in NDT funds.

13.  Fair Value Measurements and Credit Concentration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and nine months ended September 30, 2016 and 2015, there were no transfers between Level 1 and Level 2.  See Note 1 in Talen Energy's 2015 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,358	$1,358	$—	$—	$141	$141	$—	$—
Restricted cash and cash equivalents (a)	46	46	—	—	106	106	—	—
Price risk management assets:
Energy commodities	544	—	494	50	693	—	597	96
Total price risk management assets	544	—	494	50	693	—	597	96
NDT funds:
Cash and cash equivalents	5	5	—	—	11	11	—	—
Equity securities
U.S. large-cap	662	490	172	—	616	457	159	—
U.S. mid/small-cap	95	40	55	—	87	37	50	—
Debt securities
U.S. Treasury	114	114	—	—	98	98	—	—
U.S. government sponsored agency	3	—	3	—	6	—	6	—
Municipality	86	—	86	—	83	—	83	—
Investment-grade corporate	46	—	46	—	47	—	47	—
Other	—	—	—	—	3	—	3	—
Receivables (payables), net	1	(1)	2	—	—	(2)	2	—
Total NDT funds	1,012	648	364	—	951	601	350	—
Auction rate securities (b)	3	—	—	3	6	—	—	6
Total assets	$2,963	$2,052	$858	$53	$1,897	$848	$947	$102
Liabilities
Price risk management liabilities:
Energy commodities	$398	$—	$392	$6	$539	$—	$497	$42
Total price risk management liabilities	$398	$—	$392	$6	$539	$—	$497	$42

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion, when applicable, is included in "Other noncurrent assets" on the Balance Sheets.

(b)	Included in "Other investments" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2016 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Nine Months
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$12	$6	$18	$54	$6	$60
Total realized/unrealized gains (losses) included in earnings	61	—	61	83	—	83
Sales	—	(3)	(3)	—	(3)	(3)
Settlements	(33)	—	(33)	(100)	—	(100)
Transfers into Level 3	4	—	4	5	—	5
Transfers out of Level 3	—	—	—	2	—	2
Balance at end of period	$44	$3	$47	$44	$3	$47

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Nine Months
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
Balance at beginning of period	$10	$7	$17	$111	$8	$119
Total realized/unrealized gains (losses) included in earnings	(7)	—	(7)	(148)	—	(148)
Purchases (a)	—	—	—	(39)	—	(39)
Sales	—	(1)	(1)	65	(2)	63
Settlements	(9)	—	(9)	(6)	—	(6)
Transfers into Level 3	—	—	—	10	—	10
Transfers out of Level 3	11	—	11	12	—	12
Balance at end of period	$5	$6	$11	$5	$6	$11

(a)	Positions acquired through the acquisition of RJS Power.

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	September 30, 2016
	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$31	Discounted cash flow	Proprietary model used to calculate forward prices	13% - 100% (69%)
Power sales contracts (c)	12	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
FTR purchase contracts (d)	1	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	1	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
CRR purchase contracts (d)	(1)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
Auction rate securities (f)	3	Discounted cash flow	Modeled from SIFMA Index	38% (38%)

	December 31, 2015
	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average) (a)
Energy commodities
Natural gas contracts (b)	$55	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (50%)
Power sales contracts (c)	13	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (100%)
FTR purchase contracts (d)	(2)	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate call options (e)	(10)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
CRR purchase contracts (d)	(2)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)
Auction rate securities (f)	6	Discounted cash flow	Modeled from SIFMA Index	46% - 47% (46.5%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

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

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended September 30 are reported in the Statements of Income as follows:

	Three Months
	Energy Commodities, net
	Wholesale Energy		Retail Energy		Fuel and Energy Purchases
	2016	2015	2016	2015	2016	2015
Total gains (losses) included in earnings	$37	$2	$28	$(1)	$(4)	$(8)
Change in unrealized gains (losses) relating to positions still held at the reporting date	19	8	21	12	(3)	(1)

	Nine Months
	Energy Commodities, net
	Wholesale Energy		Retail Energy		Fuel and Energy Purchases
	2016	2015	2016	2015	2016	2015
Total gains (losses) included in earnings	$68	$(108)	$19	$(33)	$(4)	$(7)
Change in unrealized gains (losses) relating to positions still held at the reporting date	12	(31)	2	9	(2)	(5)

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

Nonrecurring Fair Value Measurements

The following nonrecurring fair value measurements occurred during the reporting periods resulting in impairments:

	Carrying Amount (a)	Fair Value Measurements Using Level 3 Inputs (b)	Pre-tax Loss (c)
Harquahala plant (September 30, 2016) (d)	$1	$—	$1
Bell Bend COLA (June 30, 2016)	204	—	204
Harquahala plant (June 30, 2016)	9	—	9
Sapphire plants and C.P. Crane plant (September 30, 2015)	388	266	122

(a)	Represents carrying value before fair value measurement.

(b)
For the Sapphire plants and C.P. Crane plant, fair value is net of estimated costs to sell. See Note 1 in Talen Energy's 2015 Form 10-K for information on the classification of the Sapphire plants in continuing operations and Note 8 to these financial statements for information on the sale of the C.P. Crane plant.

(c)	The losses are included in "Impairments" on the Statement of Income.

(d)
In the third quarter of 2016, management determined that the impairment charge for the three and six months ended June 30, 2016 was overstated by an insignificant amount, which was corrected during the three and nine months ended September 30, 2016. The adjustment resulted in a reclassification between "Impairments" and "Operation and maintenance" and had no impact on "Operating Expenses," "Operating Income (Loss)" or "Net Income (Loss)" on the Statement of Income.

The significant unobservable inputs used in and the quantitative information about the nonrecurring fair value measurement of assets and liabilities classified as Level 3 are as follows:

	Fair Value, net Asset (Liability)	Valuation Technique	Significant Unobservable Input(s)	Range (Weighted Average)(a)

Harquahala plant (September 30, 2016)	$—	Discounted cash flow	Proprietary model to calculate value	100% (100%)
Bell Bend COLA (June 30, 2016)	—	Market approach	Described below	100% (100%)
Harquahala plant (June 30, 2016)	—	Discounted cash flow	Proprietary model to calculate value	100% (100%)
Sapphire plants and C.P. Crane plant (September 30, 2015)	266	Discounted cash flow	Proprietary model used to calculate plant value	100% (100%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

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

Harquahala

Upon acquisition of the MACH Gen assets in November 2015, Talen Energy assigned no value to the plant and equipment of the Harquahala plant. Talen Energy determined that the cash flows of the plant are not recoverable and for the three and nine months ended September 30, 2016, recorded impairment charges to the East segment for all amounts capitalized since acquisition. To estimate cash flows of the Harquahala plant, Talen Energy performed an internal analysis primarily using an income approach based on discounted cash flows (a proprietary Talen Energy model) to assess the fair value of these assets.  Assumptions used in the Talen Energy proprietary model were forward energy price curves, forecasted generation, and forecasted operation, maintenance and capital expenditures and a market participant discount rate.  The analysis was performed by Talen Energy's financial department. Accounting personnel interpreted the analysis to appropriately classify the fair value measurement in the fair value hierarchy. All future amounts capitalized are expected to be impaired until the carrying value of the plant is recoverable.

Sapphire Plants and C.P. Crane Plant

In the third quarter of 2015, Talen Energy updated its fundamental pricing models in conjunction with market information gained as a result of the 2018/2019 planning year PJM capacity auction completed in August 2015. As a result, Talen Energy assessed certain long-lived assets for impairment and determined that the C.P. Crane coal-fired plant failed a recoverability test and as a result, recorded an impairment charge based on the plant's estimated fair value at September 30, 2015. Additionally, because the Sapphire plants were classified as held for sale and had to be carried at the lower of their current carrying value or fair value less cost to sell, Talen Energy used updated cash flow information to calculate the estimated fair value of the Sapphire plants at September 30, 2015 and determined a write-down was necessary based on estimated fair value. The Sapphire plants were subsequently reclassified from assets of discontinued operations to held and used in November 2015 as a result of the FERC's approval of the third mitigation package relating to the formation of Talen Energy. See Note 1 in Talen Energy's 2015 Form 10-K for additional information on the classification of the Sapphire plants and Note 8 to these financial statements for additional information on the sale of the C.P. Crane plant.

To estimate the fair value of the Sapphire plants and C.P. Crane plant, Talen Energy performed an internal analysis primarily using an income approach based on discounted cash flows (a proprietary Talen Energy model) to assess the fair value of these assets.  Assumptions used in the Talen Energy proprietary model were the forward energy and capacity price curves, forecasted generation, and forecasted operation, maintenance and capital expenditures and a market participant discount rate.  Through this analysis, Talen Energy determined the fair value of the Sapphire plants and the C.P. Crane plant at September 30, 2015.

The assets were valued by Talen Energy's financial planning and analysis personnel and accounting personnel interpreted the analysis to appropriately classify the fair value measurements in the fair value hierarchy.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of long-term debt on the Balance Sheets and its estimated fair values are set forth below.  The fair value of fixed rate debt was primarily estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporates the credit risk of Talen Energy Supply. The carrying amounts of borrowings under the New MACH Gen RCF and the New MACH Gen Term Loan B approximate fair value due to the variable interest rates associated with the debt.  Long-term debt is primarily classified as Level 2.

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$3,899	$3,523	$4,186	$3,343

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

At September 30, 2016, Talen Energy had credit exposure of $524 million from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, Talen Energy's credit exposure was reduced to $349 million.  The top ten counterparties, including their affiliates, accounted for $156 million, or 45%, of these exposures.  Seven of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 83% of the top ten exposures.  The remaining counterparties have not been rated by S&P or Moody's and are current on their obligations.

14.  Derivative Instruments and Hedging Activities

Risk Management Objectives

Talen Energy has a risk management policy approved by the Talen Energy Corporation Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  A risk management committee, comprised of senior management and chaired by the Director-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analysis, portfolio stress tests, gross margin at risk analysis, sensitivity analysis and daily portfolio reporting.

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

Talen Energy's obligation to return counterparty cash collateral under master netting arrangements was insignificant at September 30, 2016 and there was no obligation at December 31, 2015.

Talen Energy did not post any cash collateral under master netting arrangements at September 30, 2016 and December 31, 2015.

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  In 2016 and 2015, there were no active cash flow hedges and there was no hedge ineffectiveness associated with energy derivatives. At September 30, 2016, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $21 million.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for the three and nine months ended September 30, 2016 and 2015.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of Talen Energy's competitive generation assets and competitive full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations. The derivative contracts in this category that existed at September 30, 2016 range in maturity through 2020.

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

The unrealized gains (losses) for economic activity for the periods ended September 30 were as follows.

	Three Months		Nine Months
	2016	2015	2016	2015
Operating Revenues
Wholesale energy (a)	$79	$26	$(55)	$65
Retail energy	11	(3)	(24)	(25)
Operating Expenses
Fuel and energy purchases (a)	4	24	105	84

(a)
In the third quarter of 2015, Talen Energy refined an input used in the valuation technique for certain PJM based curves as observable inputs became available. This change resulted in the recording of a $30 million net unrealized gain, primarily reflected in "Wholesale energy" revenue on the Statement of Income.

Commodity Price Risk (Trading)

Talen Energy has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, Talen Energy may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Wholesale energy" on the Statements of Income, were insignificant for the three and nine months ended September 30, 2016 and 2015.

Commodity Volumes

At September 30, 2016, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2016 (b)	2017	2018	Thereafter
Power	MWh	(11,082,701)	(28,328,401)	(7,295,545)	(719,594)
Capacity	MW-Month	(1,407)	(3,750)	(3,746)	(1,559)
Gas	MMBtu	49,141,090	27,105,885	10,700,938	2,832,312
FTRs	MW-Month	3,774	3,503	—	—
Oil	Barrels	15,699	—	—	—
CRRs	MWh	453,072	641,989	—	—
Emission Allowances	Tons	3,866,753	(82,540)	—	—

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Represents balance of the current year.

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

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities	$350	$272	$562	$431
Noncurrent:
Price Risk Management Assets/Liabilities	194	126	131	108
Total derivatives	$544	$398	$693	$539

The following tables present the pre-tax effect of derivative instruments recognized in income for the periods ended September 30, 2016.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$(5)	$(9)
	Fuel and energy purchases	7	22
	Depreciation	1	2
	Total	$3	$15

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Commodity contracts	Wholesale energy	$169	$341
	Retail energy	29	26
	Fuel and energy purchases	(68)	(96)
	Total	$130	$271

The following tables present the pre-tax effect of derivative instruments recognized in income for the periods ended September 30, 2015.

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Cash Flow Hedges:
Commodity contracts	Wholesale energy	$(3)	$(3)
	Fuel and energy purchases	9	25
	Depreciation	—	1
	Total	$6	$23

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Commodity contracts	Wholesale energy	$164	$217
	Retail energy	15	(16)
	Fuel and energy purchases	(55)	(63)
	Total	$124	$138

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2016	$544	$378	$42	$124	$398	$378	$—	$20

December 31, 2015	$693	$437	$74	$182	$539	$437	$30	$72

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

At September 30, 2016, the value of derivative contracts in a net liability position that contain credit risk-related contingent features was $19 million. Collateral posted on those positions was $19 million, and the additional potential collateral requirements, primarily related to further adequate assurance features, were $9 million, which is net of receivables and payables already recorded on the Balance Sheet.

15.  Goodwill and Other Asset Impairments

U.S. GAAP requires that a long-lived asset (or asset group) be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Similarly, a goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that more likely than not the carrying amount of a reporting unit may be greater than its fair value.  During the second quarter of 2015, due to the impairment of its investment in PPL Energy Supply, LLC recorded by PPL (Talen Energy's former parent) at the time of the spinoff, coupled with, and, primarily driven by, Talen Energy Corporation's stock price at the spinoff date, Talen Energy's management concluded that these factors could be indicators of potential impairment with respect to certain long-lived assets and goodwill.  After considering additional information, Talen Energy determined that the undiscounted cash flows for potentially affected long-lived assets would not be directly impacted by these factors and therefore concluded that the undiscounted cash flows continued to exceed the carrying value and no further testing of long-lived assets was necessary in the second quarter.  Management also performed an interim goodwill impairment assessment as of June 1, 2015, the spinoff and acquisition date.  The goodwill impairment analysis is a two-step process.  The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is not considered to be impaired.  If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any.  The second step requires a company to calculate an implied fair value of goodwill based on a hypothetical purchase price allocation.  The East reporting unit, which is equivalent to the East segment continuing operations, failed step one as of June 1, 2015.  The step two analysis was not able to be completed by the filing of the second quarter 2015 Form 10-Q. As provided for in the applicable accounting guidance, no goodwill impairment charge was recorded based on management's best estimate at that time, which was confirmed when the second quarter analysis was subsequently completed.

In the third quarter of 2015, Talen Energy updated its fundamental pricing models in conjunction with market information gained as a result of the 2018/2019 planning year PJM capacity auction completed in August 2015. As a result, Talen Energy assessed certain long-lived assets for impairment and determined that the C.P. Crane coal-fired plant failed a recoverability test and as a result, recorded an impairment charge to the East segment based on the plant's estimated fair value at September 30,

2015. Additionally, because the Sapphire plants were classified as held for sale at September 30, 2015 and therefore it was required to be carried at the lower of its current carrying value or fair value less cost to sell, Talen Energy used updated cash flow information to calculate the estimated fair value of the Sapphire plants at September 30, 2015 and recorded an impairment charge to the East segment based on estimated fair value. See Note 13 for additional information on these fair value estimates and the resulting non-cash asset impairment charges. Also, see Notes 8 and 13 for information on non-cash impairment charges recorded in 2016 related to the Bell Bend COLA and the Harquahala plant.

Talen Energy Corporation's stock price declined significantly throughout the third quarter of 2015, indicating a significant change in the financial markets' view of the value of Talen Energy's business and/or the industry in which it operates and potential risks associated with an investment in Talen Energy Corporation's common stock.  As a result, Talen Energy management concluded that these factors could be indicators of goodwill impairment and reconsidered certain inputs incorporated in its assessment of fair value of both Talen Energy's overall business and the East reporting unit, where all of the goodwill was assigned. These inputs include risk premiums, growth rates, Talen Energy Corporation's stock price expectations and implied multiples from comparable companies' stock prices.  Based on this reassessment, the East reporting unit further declined in fair value, when compared to the value calculated in the second quarter of 2015 and again failed step one as of September 30, 2015.  The step two analysis was also completed during the third quarter of 2015 and resulted in a non-cash goodwill impairment charge of $466 million pre-tax recorded for the East segment included within "Operating Income (Loss)" in the Statement of Income for the three and nine months ended September 30, 2015. The impairment charge represented all of the goodwill reflected on the Balance Sheet. Most of the impaired goodwill is not deductible for tax purposes and there is no cash tax benefit related to the impairment. To estimate the fair value of Talen Energy's overall business and the East reporting unit, Talen Energy performed an internal analysis using a combination of a market approach using comparable businesses and an income approach based on discounted cash flows. Assumptions used in the discounted cash flow model, in addition to those discussed above, were forward energy and capacity price curves, forecasted generation, and forecasted operation, maintenance and capital expenditures and a market participant discount rate. The market approach primarily applies EBITDA multiples, based on the implied market value of comparable publicly traded companies, to Talen Energy's and the East reporting unit's EBITDA to determine estimated fair values.

16.  Asset Retirement Obligations

The changes in the carrying amounts of Talen Energy's AROs were as follows.

Balance at December 31, 2015	$501
Accretion expense	29
Changes in estimate of cash flow or settlement date	(9)
Obligations incurred	1
Obligations settled	(6)
Balance at September 30, 2016	$516

Substantially all of the ARO balances are classified as noncurrent at September 30, 2016 and December 31, 2015.

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

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
NDT funds:
Cash and cash equivalents	$5	$—	$—	$5	$11	$—	$—	$11
Equity securities	316	441	—	757	297	406	—	703
Debt securities	236	13	—	249	230	7	—	237
Receivables/payables, net	1	—	—	1	—	—	—	—
Total NDT funds	$558	$454	$—	$1,012	$538	$413	$—	$951

See Note 13 for details on the securities held by the NDT funds.

There were no securities with credit losses at September 30, 2016 and December 31, 2015.

The following table shows the scheduled maturity dates of debt securities held at September 30, 2016.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 6-10 Years	Maturity in Excess of 10 Years	Total
Amortized cost	$8	$102	$78	$48	$236
Fair value	8	105	81	55	249

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended September 30.

	Three Months		Nine Months
	2016	2015	2016	2015
Proceeds from sales of NDT securities (a)	$29	$43	$121	$143
Gross realized gains (b)	11	6	28	19
Gross realized losses (b)	6	7	19	16

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.

(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18.  Accumulated Other Comprehensive Income (Loss)

The after-tax changes in Talen Energy's AOCI by component for the periods ended September 30 were as follows.

	Unrealized gains (losses)		Defined benefit plans
	Available- for-sale securities	Qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
December 31, 2015	$194	$44	$3	$(267)	$(26)
Amounts arising during the period	24	—	—	—	24
Reclassifications from AOCI	(4)	(9)	—	9	(4)
Net OCI during the period	20	(9)	—	9	20
September 30, 2016	$214	$35	$3	$(258)	$(6)

December 31, 2014	$202	$63	$7	$(295)	$(23)
Amounts arising during the period	(21)	—	(4)	46	21
Reclassifications from AOCI	(1)	(14)	(1)	12	(4)
Net OCI during the period	(22)	(14)	(5)	58	17
September 30, 2015	$180	$49	$2	$(237)	$(6)

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

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2016	2015	2016	2015	Statements of Income
Available-for-sale securities	$5	$(1)	$9	$3	Other Income (Expense) - net
Income Taxes	(3)	—	(5)	(2)
Total After-tax	2	(1)	4	1

Qualifying derivatives
Commodity contracts	(5)	(3)	(9)	(3)	Wholesale energy
	7	9	22	25	Fuel and energy purchases
	1	—	2	1	Other
Total Pre-tax	3	6	15	23
Income Taxes	(1)	(2)	(6)	(9)
Total After-tax	2	4	9	14

Defined benefit plans
Prior service costs	—	—	—	1
Net actuarial loss	(4)	(5)	(15)	(20)
Total Pre-tax	(4)	(5)	(15)	(19)
Income Taxes	2	2	6	8
Total After-tax	(2)	(3)	(9)	(11)
Total reclassifications during the period	$2	$—	$4	$4

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

The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the liability exception for shares used to satisfy the employer's statutory income tax withholding obligation. The amendments related to outstanding liability awards at the date of adoption will be applied using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. Cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation will be recorded as a financing activity on the statement of cash flows.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued accounting guidance related to how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The guidance clarifies eight specific cash flow presentation issues that have developed due to diversity in practice, including debt prepayment or extinguishment costs; settlement of zero-coupon debt; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance; distributions received from equity method investees; and cash receipts from payments on beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.

This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted and the guidance's provisions are required to be applied retrospectively. Talen Energy is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements and expects to adopt this guidance effective January 1, 2018.

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

Talen Energy Supply is considered the accounting predecessor of Talen Energy Corporation. Therefore, the financial information prior to the June 2015 spinoff presented in this Quarterly Report on Form 10-Q for both registrants includes only legacy Talen Energy Supply information. From June 1, 2015, upon completion of the spinoff and acquisition, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information also includes RJS. As such, Talen Energy Corporation's and Talen Energy Supply's consolidated financial information presented in this Quarterly Report on Form 10-Q for the 2015 periods represents three and nine months of legacy Talen Energy Supply information consolidated with three and four months of RJS information from June 1, 2015. See Note 1 in Talen Energy's 2015 Form 10-K for a discussion of the June 2015 spinoff from PPL and formation of Talen Energy.

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

Merger Agreement
On June 2, 2016, Talen Energy Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with RPH Parent LLC, SPH Parent LLC, CRJ Parent LLC (each, an affiliate of Riverstone, and collectively referred to as "Parent"), and RJS Merger Sub Inc. (a wholly owned subsidiary of Parent referred to as "Merger Sub"), pursuant to which Merger Sub will merge with and into Talen Energy Corporation (the Merger), with Talen Energy Corporation continuing as the surviving corporation on the terms and conditions set forth in the Merger Agreement. On October 6, 2016, the stockholders of Talen Energy Corporation approved the Merger. Talen Energy Corporation currently expects the transaction to be completed by the end of 2016, subject to NRC approval and satisfaction of other customary closing conditions.

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
The Merger Consideration will be funded by Talen Energy's cash on hand and the proceeds of a new senior secured term loan. The Talen Energy Supply RCF will be reduced from $1.85 billion to $1.4 billion upon closing of the transaction. See Note 6 for additional information on merger-related financing arrangements.
Consummation of the Merger is conditioned on Talen Energy Corporation's satisfaction or receipt of a waiver of certain requirements of the separation agreement entered into in connection with the spinoff of Talen Energy Corporation from PPL (and certain related transactions), generally requiring the delivery of an IRS ruling or a tax opinion from a tax expert to the effect that the Merger will not jeopardize the intended tax-free treatment of the spinoff and certain related transactions. Consummation of the Merger is not subject to a financing condition, but is subject to a condition that Talen Energy Corporation has unrestricted cash and cash equivalents and undrawn revolver capacity equal to at least $350 million at closing, subject to certain exceptions, and after taking into account the proceeds of the new senior secured term loan discussed above. Consummation of the Merger is also subject to the condition that immediately prior to the closing, certain specified defaults and events of default under the Talen Energy Supply RCF shall not have occurred. The Merger Agreement contains certain termination rights, including the right of Talen Energy Corporation to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by Talen Energy Corporation or Parent upon specified conditions, Talen Energy Corporation will be required to pay Parent a termination fee of $50 million. Upon termination of the Merger Agreement by Talen Energy Corporation or Parent under specified conditions, Parent will be required to pay Talen Energy Corporation a termination fee of $85 million.
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

In connection with entering into the Merger Agreement, the Riverstone Holders entered into a support agreement pursuant to which such parties committed to vote their shares of Talen Energy Corporation common stock in favor of, and take certain other actions in furtherance of, the transactions contemplated by the Merger Agreement, including the Merger.

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
For further information on the Merger, the Merger Agreement, the consent agreement, the support agreement and other Merger-related agreements, please refer to the Current Report on Form 8-K filed on June 6, 2016 and the proxy statement filed on September 2, 2016 by Talen Energy Corporation. The foregoing descriptions of the Merger Agreement, the consent agreement and the support agreement are subject to, and qualified in their entirety by, the full text of those agreements as attached as exhibits to the Form 8-K filed on June 6, 2016, each of which is incorporated by reference herein.

The Merger poses certain risks to Talen Energy during the pendency of the transaction. See "Item 1A. Risk Factors" in Part II of this Form 10-Q for additional information.

Key Performance Measures

In addition to operating income (loss), Talen Energy utilizes Adjusted EBITDA and Margins, both non-GAAP financial measures, as indicators of performance for its business, with Adjusted EBITDA as the primary financial performance measure used by management to evaluate its business and monitor results of operations. Results for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2016	2015	Change	2016	2015	Change
Net Income (Loss) - Talen Energy Corporation	$88	$(401)	$489	$236	$(279)	$515

Net Income (Loss) - Talen Energy Supply	89	(401)	490	244	(279)	523

Operating Income (Loss) - Talen Energy Corporation	193	(346)	539	552	(133)	685

Operating Income (Loss) - Talen Energy Supply	195	(346)	541	565	(133)	698

Adjusted EBITDA - Talen Energy	247	357	(110)	614	765	(151)

Margins - Talen Energy	442	569	(127)	1,314	1,408	(94)

See "Results of Operations" and for a detailed analysis of Talen Energy's results, the definitions of Margins and Adjusted EBITDA and reconciliation of these non-GAAP measures to related GAAP measures.

Executive Summary

For the three months ended September 30, 2016 compared with 2015, net income (loss) and operating income (loss) increased primarily due to the impact of non-recurring, non-cash goodwill and asset impairment charges of $588 million and a coal contract modification charge of $41 million, both pre-tax, that were recorded during the 2015 period, and unrealized gains from hedging activities of $46 million, partially offset by factors that affected Adjusted EBITDA, as described below. Net income (loss) was negatively impacted by the $53 million increase in income tax expense primarily due to higher 2016 pre-tax income resulting from changes in asset impairments mentioned above.

For the three months ended September 30, 2016 compared with 2015, Adjusted EBITDA decreased primarily due to lower margins as described below, partially offset by lower operation and maintenance expenses resulting from reduced non-outage costs at the Susquehanna plant and lower expenses associated with plants sold in 2016 as described below and offset by additional costs associated with the MACH Gen assets acquired in 2015.

The decrease in Margins, a primary driver to changes in the other three earnings measures reflected above, for the three months ended September 30, 2016 compared with 2015, was primarily due to lower realized energy prices and spark spreads of $70 million and lost energy and capacity of $50 million from plants sold in 2016 as described below, and lower capacity prices of $49 million. Offsetting these decreases was $47 million of additional margins from the MACH Gen assets acquired in 2015.

For the nine months ended September 30, 2016 compared with 2015, net income (loss) and operating income (loss) increased primarily due to pre-tax gains of $563 million on plants sold in 2016 as described below, and the impact of pre-tax changes between the periods of non-recurring, non-cash goodwill and asset impairment charges of $377 million, and a coal contract modification charge of $41 million that was recorded in the third quarter of 2015, partially offset by unrealized losses from hedging activities of $71 million, higher depreciation of $71 million driven by assets acquired in 2015, and factors that affected Adjusted EBITDA, as described below.

In addition, net income (loss) for the nine months ended September 30, 2016 compared with 2015 was negatively impacted from higher interest and income tax expenses. Interest expense increased by $34 million partially as a result of the assumption through consolidation of RJS and MACH Gen related debt. Income tax expense increased by $146 million primarily from an increase in 2016 pre-tax income due to changes in impairments in 2016 compared with 2015 and due to net gains from the plants sold in 2016 as described below.

For the nine months ended September 30, 2016 compared with 2015, Adjusted EBITDA decreased primarily due to lower margins as described below and higher operation and maintenance expenses. Operation and maintenance expenses increased primarily due to the RJS and MACH Gen assets acquired in 2015, partially offset by lower expenses associated with plants sold in 2016 as described below.

The decrease in Margins for the nine months ended September 30, 2016 compared with 2015 was due to a $254 million decrease from Talen Energy's legacy assets, partially due to lost energy and capacity from plants sold in 2016 described below of $111 million, lower realized energy prices and spark spreads of $98 million and lower nuclear plant availability of $36 million. Offsetting these decreases was $160 million of additional margins from the RJS and MACH Gen assets acquired in 2015.

The key financial and operational developments that impacted results in 2016 were as follows:

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

▪	Merger approvals were received from the New York Public Service Commission in September 2016 and the FERC in October 2016. NRC approval is the final regulatory approval remaining.

▪	In October 2016, Talen Energy Corporation's stockholders approved the Merger.

▪
Parent and Merger Sub entered into a "best efforts" financing arrangement with lenders to arrange a $600 million senior secured Term Loan B that will be funded substantially concurrently with the closing of the Merger. The arrangement was successfully priced and allocated in October 2016 and is an alternative to a June 2016 commitment obtained. See Note 6 to the Financial Statements for information on merger-related financing arrangements.

▪
For the three and nine months ended September 30, 2016, an insignificant amount and $15 million of costs related to the transaction, primarily for investment banking, legal and other professional services, were recorded in "Operation and maintenance" on Talen Energy Corporation's Statement of Income.

•
Divestitures of Ironwood, C.P. Crane, Holtwood and Lake Wallenpaupack Power Plants - In October 2015, Talen Energy announced agreements for the sales of these plants, with an aggregate generating capacity of approximately 1,400 MW, to satisfy a December 2014 FERC order approving the combination of Talen Energy Supply and RJS Power. The sales of the Ironwood and C.P. Crane plants were completed in February 2016 and the Holtwood and Lake Wallenpaupack sale was completed in April 2016. Talen Energy generated $1.5 billion in pre-tax cash proceeds from these sales. Talen Energy used $600 million of these proceeds during the first quarter of 2016 to repay short-term debt. Talen Energy's operating results for the nine months ended September 30, 2016 include net pre-tax gains of $563 million ($338 million after-tax) related to the sales. See Note 8 to the Financial Statements for additional information.

•
Bell Bend COLA - For the nine months ended September 30, 2016, Talen Energy recorded a pre-tax asset impairment charge of $204 million ($122 million after-tax) to fully impair the Bell Bend COLA costs. In September 2016, the NRC accepted Talen Energy's request to withdraw the COLA, while Talen Energy notified the DOE that it has withdrawn its application for a federal loan guarantee for Bell Bend. See Notes 8 and 13 to the Financial Statements for additional information.

•
Susquehanna Nuclear Plant - In October 2016, Unit 2 of the Susquehanna nuclear plant experienced a brief maintenance outage as part of its continuing turbine blade modification and replacement project to address the causes of turbine blade cracking first identified in 2011.  Susquehanna has determined the root cause of the issue and is expected to complete the final, permanent modifications on the Unit 2 turbine during the 2017 refueling outage and on the Unit 1 turbine during the 2018 refueling outage.

•
Co-firing Projects - The Brunner Island co-fire project, which allows the units to use either coal or gas to generate electricity with the flexibility to seamlessly change the fuel blend during operation based on market conditions, is progressing. Unit 3 is currently in commercial operation, while Unit 2 is expected to be in commercial operation by the end of 2016 as originally planned. In order to avoid an outage during the winter demand season, Talen Energy has decided to defer completion and commercial operation of Unit 1 until the first half of 2017.

The Montour co-fire project, announced in June 2016, has an estimated capital cost of approximately $70 million. Talen Energy is currently further evaluating this project to consider the operating experience and results from the Brunner Island Unit 3 co-fire project, and at this time has no timetable for completing the Montour project. Therefore, the Montour project cost has been excluded from forecasted capital expenditures within "Liquidity and Capital Resources - Capital Expenditures." See Note 8 to the Financial Statements for additional information.

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

•
Electricity and Natural Gas Prices - During 2016, average delivered prices for electricity continued to trend lower compared with 2015. Average electricity prices declined 20% to 38% for the nine month period across the regions where Talen Energy operates as natural gas prices continued to decline and the regions experienced milder winter weather compared with 2015. Average spot Henry Hub natural gas prices declined during the nine month 2016 period by about 16% compared with 2015. Spot natural gas prices in close proximity to Talen Energy's operations in the Northeastern U.S. declined by almost 50% during the nine month 2016 period compared with 2015.

•
Sierra Club Settlement - In September 2016, the U.S. District Court, District of Montana, Billings Division approved the July 2016 settlement that was reached in the Sierra Club environmental litigation, which includes a commitment to retire Colstrip Units 1 and 2 no later than July 2022. As a result of this agreement, in the third quarter of 2016, Talen Energy updated the useful life of the units, and in future periods, this change is expected to increase depreciation by $6 million annually. See Note 10 to the Financial Statements for additional information.

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

Other

In June 2016, the FERC issued Order 825 that is expected to improve "Price Formation" in the energy and ancillary service markets by reducing the settlement interval period and triggering shortage pricing in any interval where there is a shortage of energy or operating reserves. Implementation of these changes in PJM is expected to occur as early as February 2018.

Results of Operations

As a result of the RJS Power acquisition on June 1, 2015, results for RJS are included in Talen Energy's results for the three and nine months ended September 30, 2016 with only three and four months of comparable amounts in 2015. As a result of the MACH Gen acquisition on November 2, 2015, results for MACH Gen are included in Talen Energy's results for the three and nine months ended September 30, 2016 with no comparable amounts in 2015. When discussing Talen Energy's results of operations for 2016 compared with 2015, when significant, the results of RJS and MACH Gen are isolated for purposes of comparability.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2016 financial statements, including, but not limited to, reclassifying the Sapphire plants from discontinued operations to continuing operations. See Note 1 to the Financial Statements for additional information.

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

The discussion within "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and nine months ended September 30, 2016 with the same periods in 2015 on a GAAP basis. The "Margins" discussion, presented by segment, includes a reconciliation of that non-GAAP financial measure to operating income. The "EBITDA and Adjusted EBITDA" discussion, also presented by segment, includes a reconciliation of those non-GAAP financial measures to operating income and consolidated net income (loss).

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

Statement of Income Analysis, Margins, EBITDA and Adjusted EBITDA

Statement of Income Analysis --

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Talen Energy Corporation
Wholesale energy (a) (b) (c) (d)	$893	$887	$6	$2,082	$2,124	$(42)
Retail energy (a) (b)	202	277	(75)	650	831	(181)
Energy-related businesses	143	156	(13)	376	404	(28)
Total operating revenues	1,238	1,320	(82)	3,108	3,359	(251)
Fuel and energy purchases (a) (b) (c) (e)	564	589	(25)	1,402	1,486	(84)
Operation and maintenance (c)	221	235	(14)	780	760	20
(Gain) loss on sale	—	—	—	(563)	—	(563)
Impairments (c)	1	588	(587)	214	591	(377)
Depreciation	112	95	17	330	259	71
Taxes, other than income (c)	12	9	3	34	17	17
Energy-related businesses (c)	135	150	(15)	359	379	(20)
Total operating expenses	1,045	1,666	(621)	2,556	3,492	(936)
Operating Income (Loss)	193	(346)	539	552	(133)	685
Other Income (Expense) - net	9	1	8	21	11	10
Interest Expense	60	55	5	180	146	34
Income Taxes	54	1	53	157	11	146
Net Income (Loss)	$88	$(401)	$489	$236	$(279)	$515

Talen Energy Supply
Wholesale energy (a) (b) (c) (d)	$893	$887	$6	$2,082	$2,124	$(42)
Retail energy (a) (b)	202	277	(75)	650	831	(181)
Energy-related businesses	143	156	(13)	376	404	(28)
Total operating revenues	1,238	1,320	(82)	3,108	3,359	(251)
Fuel and energy purchases (a) (b) (c) (e)	564	589	(25)	1,402	1,486	(84)
Operation and maintenance (c)	219	235	(16)	767	760	7
(Gain) loss on sale	—	—	—	(563)	—	(563)
Impairments (c)	1	588	(587)	214	591	(377)
Depreciation	112	95	17	330	259	71
Taxes, other than income (c)	12	9	3	34	17	17
Energy-related businesses (c)	135	150	(15)	359	379	(20)
Total operating expenses	1,043	1,666	(623)	2,543	3,492	(949)
Operating Income (Loss)	195	(346)	541	565	(133)	698
Other Income (Expense) - net	9	1	8	21	11	10
Interest Expense	60	55	5	180	146	34
Income Taxes	55	1	54	162	11	151
Net Income (Loss)	$89	$(401)	$490	$244	$(279)	$523

(a)
Includes the impact from energy-related economic activity.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements. "Wholesale Energy" also includes unrealized gains (losses) on trading activity of insignificant losses for the three months ended September 30, 2016 and 2015, and $(8) million and $(35) million for the nine months ended September 30, 2016 and 2015.

(b)	Amounts included in "Margins" and are not discussed separately.

(c)	Amounts for prior years have been reclassified to conform to the current presentation. See Note 1 to the Financial Statements for additional information.

(d)
The three and nine months ended September 30, 215 include a $7 million decrease related to prior periods and the receipt of revenue under a transmission operating agreement with Talen Energy's former affiliate, PPL Electric Utilities Corporation. See Note 1 to the Financial Statements for additional information.

(e)	The 2015 periods include a $41 million charge to reduce contracted coal deliveries. See Note 10 to the Financial Statements for additional information.

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

Energy-Related Businesses

Net contributions from energy-related businesses decreased by $8 million for the nine months ended September 30, 2016 compared with 2015, primarily due to a decrease in construction projects at the mechanical contracting and engineering subsidiaries in 2016.

Operation and Maintenance

The increase (decrease) in operation and maintenance for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
East segment:
RJS - Raven and Sapphire (a)	$2	$53
MACH Gen - Athens and Millennium (a)	4	16
Nuclear (b)	(12)	(16)
Ironwood, Holtwood and Lake Wallenpaupack (c)	(8)	(19)
Other	(10)	(8)
West segment:
RJS - Jade (a)	—	22
MACH Gen - Harquahala (a)	8	15
Montana	—	(10)
Other	3	5
Other:
TSA costs	(6)	13
Transaction and restructuring costs (d)	1	(10)
Stock-based compensation (e)	1	(31)
Separation benefits (f)	3	10
Other (g)	(2)	(33)
Total Talen Energy Supply	$(16)	$7
Other:
Merger costs (h)	2	13
Total Talen Energy Corporation	$(14)	$20

(a)	Amounts are not comparable for the three and nine month periods for MACH Gen as it was acquired in November 2015 and for the nine month period for RJS as it was acquired in June 2015.

(b)	The decrease for the three and nine month period was primarily due to lower expenses, which were primarily a result of cost reductions.

(c)	Facilities sold in 2016. See Note 8 to the Financial Statements for additional information.

(d)	Costs related to the spinoff transaction, including expenses associated with the FERC-required mitigation and legal and professional fees.

(e)	See Note 1 to the Financial Statements for additional information on acceleration of expense recorded in connection with the spinoff.

(f)	Primarily due to charges under Talen Energy's severance benefits plan recorded in 2016. See Note 9 to the Financial Statements for additional information.

(g)	The decrease for the nine month period was primarily due to lower corporate expenses, which were primarily a result of cost reductions following the spinoff from PPL.

(h)
Primarily represents investment banking, legal and other professional services incurred directly by Talen Energy Corporation. See Note 7 for the Financial Statements for additional information on the Merger.

(Gain) loss on sale

(Gain) loss on sale for the nine months ended September 30, 2016 primarily represents the $421 million gain on the sale of the Holtwood and Lake Wallenpaupack hydroelectric facilities and the $148 million gain on the sale of the Ironwood plant. See Note 8 to the Financial Statements for additional information.

Impairments

Impairments for the nine months ended September 30, 2016 primarily includes a $204 million pre-tax charge to fully impair capitalized costs related to the Bell Bend COLA. Impairments for the three and nine months ended September 30, 2015 includes a $466 million goodwill impairment, a $109 million impairment of the Sapphire plants and a $13 million impairment of the C.P. Crane plant. See Notes 8, 13 and 15 to the Financial Statements for additional information.

Depreciation

The increase (decrease) in depreciation for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
East segment:
RJS - Raven and Sapphire (a)	$9	$40
MACH Gen - Athens and Millennium (a)	11	32
Ironwood, Holtwood and Lake Wallenpaupack (b)	(9)	(26)
Other	2	—
West segment:
RJS - Jade (a)	2	21
Other	—	1
Other (c)	2	3
Total	$17	$71

(a)	Amounts are not comparable for the three and nine month periods for MACH Gen as it was acquired in November 2015 and for the nine month period for RJS as it was acquired in June 2015.

(b)	Facilities sold in 2016. See Note 8 to the Financial Statements for additional information.

(c)	The increase was primarily related to software additions.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income for the periods ended September 30, 2016 compared with 2015 was primarily due to the acquisitions of RJS Power and MACH Gen. Periods in 2015 include three and four months of operations for RJS, acquired in June 2015, and no amounts for MACH Gen, acquired in November 2015.

	Three Months	Nine Months
East segment:
RJS - Raven and Sapphire	$—	$4
MACH Gen - Athens and Millennium	2	5
West segment:
RJS - Jade	—	5
MACH Gen - Harquahala	2	5
Total	$4	$19

Other Income (Expense) - net

Other income (expense) - net increased by $8 million and $10 million for the three and nine months ended September 30, 2016 compared with 2015, primarily due to higher earnings on NDT funds.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Long-term debt interest expense (a)	$(10)	$19
MACH Gen (b)	9	28
Short-term debt interest expense	2	(3)
Amortization (c)	1	(11)
Other	3	1
Total	$5	$34

(a)
The decrease for the three month period was due to debt maturities in May 2016 and October 2015. The increase for the nine months period was due to a debt issuance in May 2015 and the assumption of an RJS Power subsidiary's debt in June 2015 in connection with the RJS Power acquisition, partially offset by debt maturities in May 2016 and October 2015. The increase in expense from the RJS Power related debt was $24 million for the nine month period.

(b)	There are no comparable amounts in the 2015 periods as MACH Gen was acquired in November 2015.

(c)
The decrease for the nine month period was due to the write-off of fees in 2015 associated with Talen Energy Supply's $3 billion syndicated credit facility that was terminated in connection with the spinoff.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2016 compared with 2015 was due to:

	Talen Energy Corporation		Talen Energy Supply
	Three Months	Nine Months	Three Months	Nine Months
Change in pre-tax income at current tax rates (a)	$27	$129	$28	$135
RJS (b) (c)	19	(11)	19	(11)
MACH Gen (b)	4	(8)	4	(8)
State deferred tax rate change (d)	—	17	—	17
Federal and state uncertain tax benefits recognized (e)	—	12	—	12
Federal and state tax return adjustments (f)	5	5	5	5
Other	(2)	2	(2)	1
Total	$53	$146	$54	$151

(a)	Excludes income taxes related to RJS and MACH Gen due to timing of the acquisitions as described in (b).

(b)	Amounts are not comparable for the three and nine month periods for MACH Gen as it was acquired in November 2015 and for the nine month period for RJS as it was acquired in June 2015.

(c)	Includes income taxes related to plant impairments recorded during the three and nine months ended September 30, 2015.

(d)
The nine months ended September 30, 2015, included a tax benefit of $17 million related to state deferred tax liabilities for changes in state apportionment and the impact on the future estimated state income tax rate as a result of the acquisition of RJS Power.

(e)	In 2015, open audits for the years 2008-2011 were settled with the IRS resulting in a tax benefit of $12 million, which was recorded during the nine months ended September 30, 2015.

(f)	The three and nine months ended September 30, 2015, included a tax benefit of $7 million for federal and state return adjustments.

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

	Three Months
	2016					2015
	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)
Wholesale energy	$656	$169	$68	(c)	$893	$747	$122	$18	(c)	$887
Retail energy	179	6	17	(c)	202	261	19	(3	) (c)	277
Fuel and energy purchases	449	119	(4	) (c)	564	510	70	9	(c)	589
Other (d)	—	—	336		336	—	—	921		921
Total Talen Energy Supply	$386	$56	$(247)		$195	$498	$71	$(915)		$(346)
Merger expenses (e)	—	—	(2)		(2)	—	—	—		—
Total Talen Energy Corporation	$386	$56	$(249)		$193	$498	$71	$(915)		$(346)

	Nine Months
	2016					2015
	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)	East Segment Margins	West Segment Margins	Reconciling Items (a)		Operating Income (Loss) (b)
Wholesale energy	$1,858	$294	$(70	) (c)	$2,082	$1,897	$184	$43	(c)	$2,124
Retail energy	630	38	(18	) (c)	650	808	56	(33	) (c)	831
Fuel and energy purchases	1,263	243	(104	) (c)	1,402	1,408	129	(51	) (c)	1,486
Other (d)	—	—	765		765	—	—	1,602		1,602
Total Talen Energy Supply	$1,225	$89	$(749)		$565	$1,297	$111	$(1,541)		$(133)
Merger expenses (e)	—	—	(13)		(13)	—	—	—		—
Total Talen Energy Corporation	$1,225	$89	$(762)		$552	$1,297	$111	$(1,541)		$(133)

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)
Includes unrealized gains (losses) on energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements. "Wholesale Energy" also includes unrealized gains (losses) on trading activity of insignificant losses for the three months ended September 30, 2016 and 2015, and $(8) million and $(35) million for the nine months ended September 30, 2016 and 2015. Amounts have been adjusted for option premiums of $3 million and $5 million for the three months ended September 30, 2016 and 2015, and $8 million and $14 million for the nine months ended September 30, 2016 and 2015. The 2015 periods include a $41 million charge recorded to "Fuel and energy purchases" related to reducing contracted coal deliveries. See Note 10 to the Financial Statements for additional information.

(d)
Other includes all Income Statement line items that are fully excluded from Margins, including Operation and maintenance, (Gain) loss on sale, Impairments, Depreciation, Taxes, other than income and Energy-related businesses, net.

(e)
Represents Merger-related transaction costs, primarily investment banking, legal and other professional services incurred directly by Talen Energy Corporation. See Note 7 for the Financial Statements for additional information on the Merger.

Changes in Margins

The following table shows Margins by segments, for the periods ended September 30 as well as the change between the periods. The factors that gave rise to the changes are described following the table. Periods in 2015 include three and four months of operations for the RJS assets, acquired in June 2015, and no amounts for the MACH Gen assets, acquired in November 2015.

	Three Months			Nine Months
	2016	2015	Change	2016	2015	Change
East segment	$386	$498	$(112)	$1,225	$1,297	$(72)
West segment	56	71	(15)	89	111	(22)
Total	$442	$569	$(127)	$1,314	$1,408	$(94)

East Segment

East segment Margins decreased by $112 million for the three month period due to lost energy and capacity revenues from assets sold in 2016 of $50 million, lower capacity prices of $49 million, lower realized energy prices of $29 million, lower spark spreads of $12 million, and lower gas plant availability of $6 million. Partially offsetting these amounts is an increase from the additions of Athens and Millennium of $33 million, as well as higher other portfolio margins of $6 million.
East segment Margins increased for the nine month period from the additions of Raven and Sapphire of $93 million, as well as $64 million from the additions of Athens and Millennium.

Excluding the impact of the Raven, Sapphire, Athens, and Millennium acquisitions, East segment Margins decreased by $229 million for the nine month period primarily due to lost energy and capacity revenues from assets sold in 2016 of $111 million, lower realized energy prices of $60 million, lower nuclear plant availability of $36 million, lower spark spreads of $20 million, lower capacity prices of $19 million, lower wholesale gas activity of $12 million and lower gas plant availability of $6 million. Partially offsetting these amounts is an increase in retail electric activity of $16 million and full-requirement sales contracts of $14 million.

West Segment

West segment Margins decreased for the three month period due to lower realized energy prices in Texas of $22 million and lower realized energy prices in Montana of $7 million. These amounts were partially offset by additional margins of $14 million from Harquahala acquired in 2015.

West segment Margins decreased for the nine month period as the result of a $25 million decrease in Montana due to lower realized energy prices and lower generation. This amount was partially offset by additional margins of $3 million from Harquahala and Jade.

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

	Three Months
	2016						2015
	East	West	Other	Talen Energy Supply	Merger Costs (a)	Talen Energy Corp	East	West	Other	Talen Energy
Net income (loss)				$89	$(1)	$88				$(401)
Interest expense				60	—	60				55
Income taxes				55	(1)	54				1
Other (income) expense - net				(9)	—	(9)				(1)
Operating income (loss)	$221	$16	$(42)	$195	$(2)	$193	$(345)	$39	$(40)	$(346)
Depreciation	97	12	3	112	—	112	84	10	1	95
Other income (expense) - net	9	—	—	9	—	9	1	—	—	1
EBITDA	$327	$28	$(39)	$316	$(2)	$314	$(260)	$49	$(39)	$(250)
Margins:
Unrealized (gain) loss on derivative contracts (b)	(85)	(9)	—	(94)	—	(94)	(50)	—	—	(50)
Coal contract adjustment (e)	—	—	—	—	—	—	41	—	—	41
Other (f)	5	—	—	5	—	5	5	—	—	5
Operation and maintenance:
Stock-based compensation expense (g)	—	—	2	2	—	2	—	—	1	1
ARO accretion, net	10	1	—	11	—	11	8	—	—	8
Impairments (Notes 13 and 15)	—	1	—	1	—	1	588	—	—	588
TSA costs	—	—	8	8	—	8	—	—	14	14
Separation benefits (Note 9)	—	—	3	3	—	3	—	—	—	—
Transaction and restructuring costs (i)	—	—	2	2	2	4	—	—	1	1
Other income (expense):
(Gain) loss from NDT funds	(7)	—	—	(7)	—	(7)	(1)	—	—	(1)
Adjusted EBITDA	$250	$21	$(24)	$247	$—	$247	$331	$49	$(23)	$357

	Nine Months
	2016						2015
	East	West	Other	Talen Energy Supply	Merger Costs (a)	Talen Energy Corp	East	West	Other	Talen Energy
Net income (loss)				$244	$(8)	$236				$(279)
Interest expense				180	—	180				146
Income taxes				162	(5)	157				11
Other (income) expense - net				(21)	—	(21)				(11)
Operating income (loss)	$765	$(64)	$(136)	$565	$(13)	$552	$33	$18	$(184)	$(133)
Depreciation	289	36	5	330	—	330	243	14	2	259
Other income (expense) - net	18	—	3	21	—	21	12	—	(1)	11
EBITDA	$1,072	$(28)	$(128)	$916	$(13)	$903	$288	$32	$(183)	$137
Margins:
Unrealized (gain) loss on derivative contracts (b)	(29)	3	—	(26)	—	(26)	(120)	17	—	(103)
Terminated derivative contracts (c)	—	—	—	—	—	—	(13)	—	—	(13)
Revenue adjustment (d)	—	—	—	—	—	—	7	—	—	7
Coal contract adjustment (e)	—	—	—	—	—	—	41	—	—	41
Other (f)	10	—	—	10	—	10	9	—	—	9
Operation and maintenance:
Stock-based compensation expense (g)	—	—	10	10	—	10	—	—	41	41
ARO accretion, net	25	2	—	27	—	27	25	—	—	25
Impairments (Notes 13 and 15)	204	10	—	214	—	214	591	—	—	591
(Gain) loss on dispositions (Note 8)	(563)	—	—	(563)	—	(563)	—	—	—	—
TSA costs	—	—	32	32	—	32	—	—	19	19
Separation benefits (Note 9)	—	—	12	12	—	12	—	—	2	2
Corette closure costs (h)	—	—	—	—	—	—	—	4	—	4
Transaction and restructuring costs (i)	—	—	6	6	13	19	—	—	16	16
Legal contingency (j)	—	4	—	4	—	4	—	—	—	—
Other	(8)	—	—	(8)	—	(8)	—	—	—	—
Other income (expense):
(Gain) loss from NDT funds	(20)	—	—	(20)	—	(20)	(11)	—	—	(11)
Adjusted EBITDA	$691	$(9)	$(68)	$614	$—	$614	$817	$53	$(105)	$765

(a)
Represents Merger-related transaction costs, primarily investment banking, legal and other professional services incurred directly by Talen Energy Corporation. See Note 7 for the Financial Statements for additional information on the Merger.

(b)
Represents unrealized gains (losses) on derivatives.   See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements. "Wholesale Energy" also includes unrealized gains (losses) on trading activity of insignificant losses for the three months ended September 30, 2016 and 2015, and $(8) million and $(35) million for the nine months ended September 30, 2016 and 2015. Amounts have been adjusted for option premiums of $3 million and $5 million for the three months ended September 30, 2016 and 2015, and $8 million and $14 million for the nine months ended September 30, 2016 and 2015.

(c)	Represents net realized gains on certain derivative contracts that were terminated due to the spinoff transaction.

(d)
Related to a prior period revenue adjustment for the receipt of revenue under a transmission operating agreement with Talen Energy Supply's former affiliate, PPL Electric Utilities Corporation. See Note 1 to the Financial Statements for additional information.

(e)
To mitigate the risk of oversupply, Talen Energy incurred pre-tax charges for the three and nine months ended September 30, 2015 to reduce its contracted coal deliveries. See Note 10 to the Financial Statements for additional information.

(f)	Includes OCI amortization on non-active derivative positions.

(g)	For the periods prior to June 2015, represents the portion of PPL's stock-based compensation cost allocable to Talen Energy.

(h)	Operations were suspended and the Corette plant was retired in March 2015.

(i)	Costs related to the spinoff transaction, including expenses associated with FERC-required mitigation and legal and professional fees. Also see "(a)" above.

(j)	Contingency relates to the termination of a gas supply contract. See Note 10 to the Financial Statements for additional information.

Changes in Adjusted EBITDA

The following table shows Talen Energy's Adjusted EBITDA by segment for the periods ended September 30 as well as the change between periods. The factors that gave rise to the changes are described following the table. Periods in 2015 include three and four months of operations for the RJS assets, acquired in June 2015, and no amounts for the MACH Gen assets, acquired in November 2015.

	Three Months			Nine Months
	2016	2015	Change	2016	2015	Change
East	$250	$331	$(81)	$691	$817	$(126)
West	21	49	(28)	(9)	53	(62)
Other	(24)	(23)	(1)	(68)	(105)	37
Total	$247	$357	$(110)	$614	$765	$(151)

East Segment

The decrease for the three month period for the East segment was driven by lower margins, partially offset by lower operation and maintenance expenses. The decrease in margins was primarily due to lost energy and capacity revenue from plants sold in 2016, lower capacity prices, realized energy prices and spark spreads, partially offset by additional margins from the Athens and Millennium operations acquired in 2015. Operation and maintenance expenses decreased partially due to reduced non-outage costs at the Susquehanna plant and lower expenses relating to plants sold in 2016.

The decrease for the nine month period for the East segment was driven by lower margins and higher operation and maintenance expenses. The decrease in margins was primarily due to lost energy and capacity revenues from plants sold in 2016, lower realized energy prices, nuclear plant availability, spark spreads, capacity prices and wholesale gas activity, partially offset by additional margins from the Raven, Sapphire, Athens and Millennium operations acquired in 2015, and increased retail electricity sales and full-requirement sales contracts. Operation and maintenance expenses increased primarily due to the Raven, Sapphire, Athens and Millennium operations acquired in 2015, partially offset by lower expenses relating to plants sold in 2016.

West Segment

The decrease for the three month period for the West segment was driven by lower margins and higher operation and maintenance expenses. The decrease in margins was primarily due to lower realized energy prices at the Jade and Montana operations, partially offset by additional margins from the Harquahala operations acquired in 2015. Operation and maintenance expenses increased primarily from the addition of Harquahala.

The decrease for the nine month period for the West segment was driven by lower margins and higher operation and maintenance expenses. The decrease in margins was primarily due to lower realized energy prices and lower generation at Montana, partially offset by additional margins from Harquahala and Jade operations acquired in 2015. Operation and maintenance expenses increased primarily due to the additions of Jade and Harquahala.

Other

The increase for the nine month periods was primarily due to lower corporate expenses, which were primarily a result of cost reductions following the spinoff from PPL.

See "Margins" and "Statement of Income Analysis" above for a more detailed analysis of the changes.

Financial Condition
Liquidity and Capital Resources

Talen Energy had the following at:

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$1,358	$141
Short-term debt (a)	350	608

(a)
December 31, 2015 includes $108 million related to the New MACH Gen RCF, which at September 30, 2016 is classified as "Long-term debt" on the Balance Sheet based on New MACH Gen's intent to refinance on a long-term basis.

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, and the changes between periods were as follows.

	2016	2015	Change - Cash Provided (Used)
Operating activities	$549	$731	$(182)
Investing activities	1,219	(173)	1,392
Financing activities	(551)	(262)	(289)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2016 compared with 2015 were as follows.

	Talen Energy Corporation	Talen Energy Supply
Change - Cash Provided (Used)
Net income (loss)	$515	$523
Non-cash components	(825)	(820)
Working capital	81	69
Defined benefit plan funding	34	34
Other operating activities	13	12
Total	$(182)	$(182)

The change in non-cash components primarily resulted from $595 million of net gains from generation assets sold in 2016 and $379 million related to asset impairments, partially offset by a $77 million increase in unrealized losses on hedging and other hedging activities and a $71 million increase in depreciation. The increase in cash from operations from changes in working capital was primarily due to an increase in accounts payable, accrued taxes payable and decreases in fuels, materials and supplies, partially offset by a decrease in counterparty collateral (due in part to market price movement) and increases in accounts receivable and unbilled revenues. The increase in accrued taxes payable is primarily due to higher 2016 taxable income resulting from gains on the aforementioned sales of generation assets. The change in accounts payable was related to decreases that occurred in 2015 due to lower settled values on realized gas hedges, timing of payments and the settlement of PPL affiliated accounts payable in advance of the June 1, 2015 spinoff. The decrease in inventory is related to declines in coal inventory. The increases in accounts receivable are primarily related to decreases in 2015 from the settlement of PPL affiliated accounts receivable in advance of the June 1, 2015 spinoff, while changes in unbilled revenues resulted primarily from decreases in 2015 related to expiring contracts and lower hedging activity.

Investing Activities

The $1.4 billion increase in cash provided by investing activities for the nine months ended September 30, 2016 compared with 2015 primarily reflects $1.5 billion in pre-tax cash proceeds received in 2016 from sale of the Ironwood, Holtwood, Lake Wallenpaupak and C.P. Crane power generation facilities. See Note 8 to the Financial Statements for additional information. Partially offsetting this increase was the $84 million increase in expenditures for property, plant and equipment, primarily from the Brunner Island co-fire project in 2016, from the RJS and MACH Gen plants that were acquired in June and November 2015 and from information technology system projects that are being implemented as a result of the separation from PPL, partially offset by a decrease in 2016 compared to 2015 at Susquehanna primarily due to the timing of fuel purchases.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2016 compared with 2015 were as follows.

	Talen Energy Corporation	Talen Energy Supply
Change - Cash Provided (Used)
Capital contributions from/distributions to predecessor member, net	$132	$133
Debt issuances/redemptions, net	(962)	(962)
Change in revolving credit facilities borrowings, net (a)	514	514
Other	27	26
Total	$(289)	$(289)

(a)	Includes activity under the New MACH Gen RCF which at September 30, 2016 is classified as "Long-term debt" on the Balance Sheet.

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

Revolving Credit Facilities

Talen Energy Supply and a subsidiary maintain credit facilities to enhance liquidity and provide credit support.  The total committed borrowing capacity under outstanding credit facilities and the use of this borrowing capacity were:

	September 30, 2016				December 31, 2015
	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Borrowed	Letters of Credit Issued	Unused Capacity
Credit facilities	$2,010	$455	$227	$1,328	$608	$194	$1,208

The amounts "Borrowed" are recorded as either "Short-term debt" or "Long-term debt" on the Balance Sheets depending on the facility utilized and management's ability and intent to repay or refinance borrowings.
The Talen Energy Supply RCF provides capacity for revolving cash borrowings and up to $925 million of letters of credit, which in combination cannot exceed the capacity of the facility at any given time. The commitments at September 30, 2016 under the Talen Energy Supply RCF are provided by a diverse bank group, with no one bank or its affiliates providing an aggregate commitment of more than 8% of the total committed capacity. See "Merger Agreement" below for information on future reduction in the capacity of this facility.
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

Merger Agreement
The consideration payable in the Merger with affiliates of Riverstone will be funded by Talen Energy's cash on hand and the proceeds of a new secured term loan. See Note 6 of the Financial Statements for information on merger-related financing arrangements. In accordance with a consent agreement entered into with the administrative agent and lenders under the Talen Energy Supply RCF, the Talen Energy Supply RCF will be reduced from $1.85 billion to $1.4 billion upon closing of the transaction. Consummation of the Merger is not subject to a financing condition, but is subject to a condition that Talen Energy Corporation has unrestricted cash and cash equivalents and undrawn revolver capacity equal to at least $350 million at closing, subject to certain exceptions, and after taking into account the proceeds of the new senior secured term loan discussed above. Consummation of the Merger is also subject to the condition that immediately prior to the Merger, certain specified defaults and events of default under the Talen Energy Supply RCF shall not have occurred. See Note 7 of the Financial Statements for additional information.

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

The following table sets forth the credit ratings issued by Moody's and Standard & Poor's for outstanding debt securities or credit facilities of Talen Energy Supply at:

	September 30, 2016		December 31, 2015
	Moody's	S&P	Moody's	S&P
Senior Unsecured	B1	B+	Ba3	B+
Senior Secured	Baa3	BB	Baa2	BB
Corporate Issuer Rating	Ba3	B+	Ba2	B+
Outlook	Ratings Under Review	Stable	Negative	Stable

In June 2016, following the announcement of the Merger, Moody's placed the ratings of Talen Energy Supply, including its corporate issuer rating, senior secured rating, and the rating on a majority of its senior unsecured debt obligations under review for downgrade. Additionally, the rating of approximately $830 million of Talen Energy Supply's senior unsecured debt was placed under review for upgrade as a result of guarantees that become effective upon the closing of the Merger as described in Note 7 to the Financial Statements. In October 2016, Moody's assigned a Ba1 rating to the $600 million senior secured Term Loan B that is expected to be issued by Talen Energy Supply upon the closing of the Merger. See Note 6 for further discussion of the senior secured Term Loan B.

In June 2016, following the announcement of the Merger, S&P affirmed the ratings of Talen Energy Supply. In October 2016, S&P assigned a BB rating to the $600 million senior secured Term Loan B that is expected to be issued by Talen Energy Supply upon the closing of the Merger. See Note 6 for further discussion of the senior secured Term Loan B.

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage and interest rate instruments contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, upon a downgrade in Talen Energy Supply's credit rating.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for Talen Energy for derivative contracts in a net liability position at September 30, 2016.

Talen Energy has no credit rating triggers that, by themselves, would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

Capital Expenditures

The table below shows Talen Energy's current capital expenditure projections for the years 2016 through 2020.

		Projected
	Total	2016	2017	2018	2019	2020

Sustenance	$1,290	$213	$305	$295	$257	$220
Nuclear fuel	600	74	114	132	137	143
Growth	99	97	2	—	—	—
Information technology	120	54	15	20	17	14
Environmental	137	17	15	16	50	39
Regulatory	61	26	26	8	1	—
Discretionary	31	6	6	7	6	6
Total (a) (b)	$2,338	$487	$483	$478	$468	$422

(a)
Does not include the Holtwood and Lake Wallenpaupack hydroelectric projects, the Ironwood natural gas combined-cycle plant, and the C.P. Crane coal-fired power plant, which have been sold. See Note 8 to the Financial Statements for additional information on the divestitures.

(b)	Includes capitalized interest, which over all years, is expected to total approximately $52 million.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. The above table has been revised from what was presented in the 2015 Form 10-K primarily to remove expenditures (including capitalized interest) related to the Bell Bend project. Also, the table excludes the estimated $70 million project cost of the Montour co-fire project announced in June 2016 that is currently being further evaluated. See Note 8 to the Financial Statements for additional information on the Bell Bend COLA and the Montour co-fire project.

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

	Gains (Losses)
	Three Months		Nine Months
	2016	2015	2016	2015
Fair value of contracts outstanding at the beginning of the period	$57	$61	$144	$53
Contracts realized or otherwise settled during the period	(31)	(71)	(235)	(8)
Fair value of new contracts entered into during the period (a)	(2)	(3)	(31)	11
Other changes in fair value	121	119	267	50
Fair value of contracts outstanding at the end of the period	$145	$106	$145	$106

(a)	Represents the fair value of contracts at the end of the quarter of their inception. 2015 includes the impact of contracts acquired as part of the RJS Power acquisition.

The following table segregates the net fair value of non-trading commodity derivative contracts at September 30, 2016, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$48	$55	$—	$—	$103
Prices based on significant unobservable inputs (Level 3)	25	17	—	—	42
Fair value of contracts outstanding at the end of the period	$73	$72	$—	$—	$145

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

	Gains (Losses)
	Three Months		Nine Months
	2016	2015	2016	2015
Fair value of contracts outstanding at the beginning of the period	$5	$14	$9	$48
Contracts realized or otherwise settled during the period	(7)	(5)	(19)	(64)
Fair value of new contracts entered into during the period (a)	1	2	4	3
Other changes in fair value	2	1	7	25
Fair value of contracts outstanding at the end of the period	$1	$12	$1	$12

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at September 30, 2016, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$3	$(3)	$(1)	$—	$(1)
Prices based on significant unobservable inputs (Level 3)	2	—	—	—	2
Fair value of contracts outstanding at the end of the period	$5	$(3)	$(1)	$—	$1

VaR Models

A VaR model is utilized to measure commodity price risk in margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given Talen Energy's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the nine months ended September 30, 2016 was as follows.

	Trading VaR	Non-Trading VaR
95% Confidence Level, Five-Day Holding Period
Period End	$—	$14
Average for the Period	—	18
High	—	31
Low	—	14

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at September 30, 2016.

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

Talen Energy had no interest rate hedges outstanding at September 30, 2016.

Talen Energy is exposed to a potential increase in interest expense and to changes in the fair value of its debt portfolio.  The estimated impact of a 10% adverse movement in interest rates at September 30, 2016 would cause an insignificant increase in interest expense and a $99 million increase in the fair value of debt.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, Susquehanna Nuclear maintains trust funds to fund certain costs of decommissioning the Susquehanna Nuclear plant.  At September 30, 2016, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the balance sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna Nuclear's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  Talen Energy actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At September 30, 2016, a hypothetical 10% increase in interest rates and a

10% decrease in equity prices would have resulted in an estimated $78 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements and "Risk Management - Credit Risk" in Talen Energy's 2015 Form 10-K for additional information.

Acquisitions, Development and Divestitures

Talen Energy from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined periodically based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on the acquisitions of MACH Gen and RJS Power, the divestitures of the Ironwood, Holtwood, Lake Wallenpaupack and C.P. Crane power plants and the developments regarding the Bell Bend COLA and the Brunner Island and Montour co-firing projects.

Environmental Matters

The following is a discussion of the more significant environmental matters impacting Talen Energy's business this fiscal year.  See "Item 1. Business" in Talen Energy's 2015 Form 10-K for additional information on environmental matters.
CSAPR

Annual and seasonal nitrogen oxide emission allowance trading programs, as well as annual sulfur dioxide emission allowance trading, commenced in 2015 for 28 states under the EPA's CSAPR Rule. In September 2016, the EPA finalized an update to its CSAPR Rule to address the 2008 ozone NAAQS. The "CSAPR Update Rule" establishes more stringent ozone season nitrogen oxide budgets for 22 states, including several where Talen Energy owns generation. Additional capital and/or operation and maintenance expenses (including the purchase of additional allowances), could be imposed on Talen Energy plants in Maryland, New Jersey, New York, Pennsylvania and Texas as a result of this action. At this time, Talen Energy does not expect this matter will have a material impact on Talen Energy's results of operation or financial condition.
NAAQS

The Connecticut Department of Energy & Environmental Protection and the Delaware Department of Natural Resources and Environmental Control recently petitioned the EPA to find that emissions from the Brunner Island plant are significantly contributing to the nonattainment of the 2008 and/or 2015 eight-hour NAAQS for ozone in their respective states. The EPA extended the deadline to respond to both petitions to January and March of 2017, respectively. If the EPA grants either petition, and finds that Brunner Island has significantly contributed to nonattainment or interfered with maintenance of a NAAQS in either state, Talen Energy could be required to cease operations at Brunner Island within three months of such finding or comply with EPA-imposed emission limits. Talen Energy is evaluating the above petitions and cannot predict at this time, whether either of them will be granted or denied by the EPA or the impact, if any, on Talen Energy's financial condition or operations.
Pertaining to the EPA's 2010 NAAQS for sulfur dioxide, the EPA and the Sierra Club entered into an approved consent decree in March, 2015 that establishes deadlines for remaining area designations. Several of Talen's affected plants are in undesignated areas and various actions occurred in the third quarter of 2016 to advance these characterizations including the EPA's final designation of the area around Brandon Shores and Wagner as non-attainment. Compliance with regulations or site-specific obligations, that could be developed to address the standard, could lead to increased capital and/or operation and maintenance expenses for some of Talen Energy's coal plants.
Regional Haze

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064. Under the programs, states are required to make reasonable progress every decade, through the application of, among other things, Best Available Retrofit Technology on power plants commissioned between 1962 and 1977. The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates. While the focus of regional haze regulation has been on the western U.S., in December 2015, a final federal implementation plan for Texas was released with an emphasis on coal plants. That rule was stayed by the U.S. Courts of Appeals for the 5th Circuit in July 2016.

GHG Regulations

The EPA's final rules for new and existing power plants were published in the Federal Register in October 2015, along with a proposed federal implementation plan for those states that fail to submit an acceptable state implementation plan for the existing plant rule. The EPA's existing plant rule was stayed by the U.S. Supreme Court in the first quarter of 2016 pending the outcome of other legal challenges to the rule. The new plant rule remains in effect and challenges are also outstanding in federal court. The D.C. Circuit heard oral arguments on challenges to the merits of the EPA's rule in September 2016. Talen Energy is unable to determine if the rules will have a material adverse effect on Talen Energy's financial condition or results of operations, but increased capital and operation and maintenance costs could be imposed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives. The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) have concluded for their respective companies that, as of September 30, 2016, the registrants' disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by each registrant in the reports filed by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b) Change in Internal Controls over Financial Reporting.

During the third fiscal quarter of 2016, Talen Energy implemented a new enterprise resource planning system and other associated financial systems which resulted in a material change to the registrants' internal controls over financial reporting. Because of the inherent risks associated with implementing the new systems, the registrants continue to review the impact of the implementations and make changes to the internal controls over financial reporting to address these risks. The implementation of the systems is expected to strengthen overall internal controls and facilitate the transition of internal controls of RJS Power and MACH Gen to the internal control structure of the registrants. Reference is made to "Item 9A. Controls and Procedures" of Talen Energy's 2015 Form 10-K for a discussion regarding ongoing assessments of internal control over financial reporting relating to the RJS Power and MACH Gen acquisitions that occurred during 2015. Except for those items, there were no changes in the registrants' internal controls over financial reporting that occurred during the third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

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

Item 1A. Risk Factors
Talen Energy's 2015 Form 10-K and Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, including the sections titled "Risk Factors" and "Forward-Looking Information," contain detailed discussions of certain risks and uncertainties that could materially adversely affect Talen Energy's business, operating results, or financial condition.
On June 2, 2016, Talen Energy Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with RPH Parent LLC, SPH Parent LLC, CRJ Parent LLC (each, an affiliate of Riverstone, and collectively referred to as "Parent"), and RJS Merger Sub Inc. (a wholly owned subsidiary of Parent referred to as "Merger Sub"), pursuant to which Merger Sub will merge with and into Talen Energy Corporation (the Merger), with Talen Energy Corporation continuing as the surviving corporation on the terms and conditions set forth in the Merger Agreement. On October 6, 2016, the stockholders of Talen

Energy Corporation approved the Merger. Talen Energy Corporation currently expects the transaction to be completed by the end of 2016, subject to NRC approval and satisfaction of other customary closing conditions.
The following risk factors, which are related to the Merger, supplement and should be read in conjunction with the risks and uncertainties addressed in those prior filings.
Failure to complete the Merger, as a result of the failure to obtain necessary regulatory approvals or otherwise, could negatively impact Talen Energy's business and the market price of Talen Energy Corporation's common stock.
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
If the Merger is not completed for any reason, Talen Energy Corporation's stockholders will not receive any payment for their shares in connection with the Merger. Instead, Talen Energy Corporation will remain an independent public company, and the shares will continue to be traded on the NYSE. In addition, if the Merger is not completed, Talen Energy expects that management will operate Talen Energy's business in a manner similar to that in which it is being operated today and that Talen Energy Corporation's stockholders will continue to be subject to the same risks and opportunities to which they are currently subject, including, without limitation, risks related to the competitive power generation industry in which Talen Energy operates and adverse economic conditions.
 Furthermore, if the Merger is not completed, and depending on the circumstances that would have caused the Merger not to be completed, the price of the shares of Talen Energy Corporation's common stock may decline significantly. If that were to occur, it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade. Accordingly, if the Merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of shares held by Talen Energy Corporation stockholders. If the Merger is not completed, Talen Energy Corporation's board of directors will continue to evaluate and review Talen Energy's business operations, properties and capitalization, among other things, make such changes as it deems appropriate and continue to seek to identify opportunities to enhance stockholder value. If the Merger is not completed for any reason, there can be no assurance that any other transaction acceptable to Talen Energy Corporation will be offered or that Talen Energy's business, prospects or results of operation will not be adversely impacted.
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

4.1	-
Supplemental Indenture No. 15, dated as of August 5, 2016, by and among Talen Energy Supply, LLC, the guarantors thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Talen Energy Corporation Form 8-K Report (File No. 1-37388) filed on August 8, 2016).

10.1*	-	Joinder to Consent Agreement dated as of April 26, 2016 by and among Talen Energy Supply, LLC, Citibank, N.A. and the lenders party thereto.
12(a)*	-	Talen Energy Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(b)*	-	Talen Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2016, filed by the following officers for the following companies:

31(a)*	-	Talen Energy Corporation's principal executive officer
31(b)*	-	Talen Energy Corporation's principal financial officer
31(c)*	-	Talen Energy Supply, LLC's principal executive officer
31(d)*	-	Talen Energy Supply, LLC's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2016, furnished by the following officers for the following companies:

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

Talen Energy Corporation
(Registrant)

Talen Energy Supply, LLC
(Registrant)

Date:	November 10, 2016	By /s/ Jeremy R. McGuire
Jeremy R. McGuire
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer and authorized signatory for each registrant)