Form 10-Q
period 2025-09-30
Talen Energy Corp
filed 2025-11-05
CIK 1622536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒
As of November 5, 2025, the registrant had 45,687,828 shares outstanding of common stock, par value $0.001 per share (“common stock”).

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
The risks, uncertainties, and other factors that could cause actual results to differ materially from the forward-looking statements made by us include those discussed in this Report, as well as the items discussed in the sections entitled “Item 1A. Risk Factors” in this Report and our most recent Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), as updated by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and June 30, 2025 (our “2025 Quarterly Reports”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report.
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
In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. While we believe the estimated market and industry data included in this Report is generally reliable, such information is inherently uncertain and imprecise. Market and industry data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process, and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions, and estimates of the future performance of the markets in which we operate are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Information” as well as the items discussed in the sections entitled “Item 1A. Risk Factors” in this Report and our 2024 Annual Report, as updated by our 2025 Quarterly Reports. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us. Accordingly, you are cautioned not to place undue reliance on such market and industry data or any other such estimates.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars, except share data)	2025	2024	2025	2024
Capacity revenues	$166	$50	$303	$141
Energy and other revenues	604	505	1,552	1,444
Unrealized gain (loss) on derivative instruments (Note 2)	42	95	(23)	63
Operating Revenues (Note 3)	812	650	1,832	1,648

Fuel and energy purchases	(259)	(222)	(677)	(535)
Nuclear fuel amortization	(27)	(30)	(71)	(93)
Unrealized gain (loss) on derivative instruments (Note 2)	(6)	7	(31)	(5)
Energy Expenses	(292)	(245)	(779)	(633)

Operating Expenses
Operation, maintenance and development	(131)	(127)	(469)	(445)
General and administrative	(38)	(38)	(113)	(121)
Depreciation, amortization and accretion (Note 7)	(61)	(75)	(205)	(225)
Other operating income (expense), net	(27)	(7)	(43)	(14)
Operating Income (Loss)	263	158	223	210
Nuclear decommissioning trust funds gain (loss), net (Note 6)	81	67	149	169
Interest expense and other finance charges (Note 10)	(67)	(66)	(203)	(187)
Gain (loss) on sale of assets, net (Note 17)	25	—	36	885
Other non-operating income (expense), net	2	20	9	60
Income (Loss) Before Income Taxes	304	179	214	1,137
Income tax benefit (expense) (Note 4)	(97)	(11)	(70)	(192)
Net Income (Loss)	207	168	144	945
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	29
Net Income (Loss) Attributable to Stockholders	$207	$168	$144	$916
Per Common Share
Net Income (Loss) Attributable to Stockholders - Basic	$4.52	$3.30	$3.15	$16.44
Net Income (Loss) Attributable to Stockholders - Diluted	$4.25	$3.16	$2.96	$15.86
Weighted-Average Number of Common Shares Outstanding - Basic (in thousands)	45,684	50,924	45,694	55,703
Weighted-Average Number of Common Shares Outstanding - Diluted (in thousands)	48,582	53,169	48,588	57,756
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	2025	2024
Net Income (Loss)	$207	$168	$144	$945
Other Comprehensive Income (Loss)
Available-for-sale securities unrealized gain (loss), net	6	17	14	5
Postretirement benefit prior service (credits) costs, net	—	21	—	21
Income tax benefit (expense)	(2)	(7)	(5)	(2)
Gains (losses) arising during the period, net of tax	4	31	9	24
Available-for-sale securities unrealized (gain) loss, net (Note 6)	(2)	(2)	(4)	(1)
Postretirement benefit prior service (credits) costs, net (Note 12)	(1)	—	(3)	—
Income tax (benefit) expense	—	(5)	2	(5)
Reclassifications from AOCI, net of tax	(3)	(7)	(5)	(6)
Total Other Comprehensive Income (Loss)	1	24	4	18
Comprehensive Income (Loss)	208	192	148	963
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	29
Comprehensive Income (Loss) Attributable to Stockholders	$208	$192	$148	$934
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions of Dollars, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$497	$328
Restricted cash and cash equivalents (Note 16)	—	37
Accounts receivable (Note 3)	180	123
Inventory, net (Note 5)	263	302
Derivative instruments (Notes 2 and 11)	45	66
Other current assets	63	184
Total current assets	1,048	1,040
Property, plant and equipment, net (Note 7)	3,075	3,154
Nuclear decommissioning trust funds (Notes 6 and 11)	1,870	1,724
Derivative instruments (Notes 2 and 11)	1	5
Other noncurrent assets	103	183
Total Assets	$6,097	$6,106

Liabilities and Equity
Long-term debt, due within one year (Notes 10 and 11)	$17	$17
Accrued interest	53	18
Accounts payable and other accrued liabilities	192	266
Derivative instruments (Notes 2 and 11)	44	—
Other current liabilities	151	154
Total current liabilities	457	455
Long-term debt (Notes 10 and 11)	2,969	2,987
Derivative instruments (Notes 2 and 11)	37	7
Postretirement benefit obligations	243	305
Asset retirement obligations and accrued environmental costs (Note 8)	477	468
Deferred income taxes	409	362
Other noncurrent liabilities	36	135
Total Liabilities	$4,628	$4,719
Commitments and Contingencies (Note 9)

Stockholders' Equity (Note 15)
Common stock ($0.001 par value, 350,000,000 shares authorized) (a)	$—	$—
Additional paid-in capital	1,726	1,725
Accumulated retained earnings (deficit)	(249)	(326)
Accumulated other comprehensive income (loss)	(8)	(12)
Total Stockholders' Equity	$1,469	$1,387
Total Liabilities and Stockholders' Equity	$6,097	$6,106
__________________
(a)45,687,828 and 45,961,910 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions of Dollars)	2025	2024
Operating Activities
Net Income (Loss)	$144	$945
Non-cash reconciliation adjustments:
Depreciation, amortization and accretion (Note 16)	208	216
Unrealized (gains) losses on derivative instruments (Note 2)	68	(59)
Deferred income taxes	44	39
Nuclear fuel amortization (Note 7)	71	93
Nuclear decommissioning trust funds (gain) loss, net (excluding interest and fees) (Note 6)	(112)	(135)
(Gain) loss on AWS Data Campus Sale and ERCOT Sale (Note 17)	—	(886)
(Gain) loss on sales of assets, net (Note 17)	(36)	—
Other (Note 16)	80	(58)
Changes in assets and liabilities:
Accounts receivable	(57)	41
Inventory, net	35	73
Other assets	202	28
Accounts payable and accrued liabilities	(91)	(115)
Accrued interest	36	22
Collateral received (posted), net	(7)	34
Other liabilities	(161)	8
Net cash provided by (used in) operating activities	424	246

Investing Activities
Nuclear decommissioning trust funds investment purchases (Note 6)	(1,852)	(1,670)
Nuclear decommissioning trust funds investment sale proceeds (Note 6)	1,827	1,646
Property, plant and equipment expenditures (Note 7)	(72)	(58)
Nuclear fuel expenditures (Note 7)	(94)	(89)
Proceeds from the sale of assets	40	—
Proceeds from AWS Data Campus Sale and ERCOT Sale (Note 17)	—	1,398
Other	(5)	(2)
Net cash provided by (used in) investing activities	(156)	1,225

Financing Activities
Share repurchases (Note 15)	(103)	(956)
Revolving credit facility borrowings (Note 10)	75	—
Revolving credit facility repayments (Note 10)	(75)	—
Debt repayments (Note 10)	(13)	—
Deferred financing costs	(29)	—
Cumulus Digital TLF repayment	—	(182)
Repurchase of noncontrolling interest	—	(39)
Cash settlement of restricted stock units	—	(31)
Other	9	(32)
Net cash provided by (used in) financing activities	(136)	(1,240)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	132	231
Beginning of period cash and cash equivalents and restricted cash and cash equivalents	365	901
End of period cash and cash equivalents and restricted cash and cash equivalents	$497	$1,132

See Note 16 for supplemental cash flow information.
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Millions of Dollars, except share data)	Common stock shares (a)	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Treasury Stock	Non controlling Interest	Total Equity
December 31, 2024	45,962	$1,725	$(326)	$(12)	$—	$—	$1,387
Net income (loss)	—	—	(135)	—	—	—	(135)
Other comprehensive income (loss)	—	—	—	2	—	—	2
Share repurchases	(452)	—	—	—	(85)	—	(85)
Retirement of treasury stock	—	(18)	(67)	—	85	—	—
Stock-based compensation	—	11	—	—	—	—	11
March 31, 2025	45,510	$1,718	$(528)	$(10)	$—	$—	$1,180

Net income (loss)	—	—	72	—	—	—	72
Other comprehensive income (loss)	—	—	—	1	—	—	1
Stock-based compensation (b)	149	(7)	—	—	—	—	(7)
June 30, 2025	45,659	$1,711	$(456)	$(9)	$—	$—	$1,246

Net income (loss)	—	—	207	—	—	—	207
Other comprehensive income (loss)	—	—	—	1	—	—	1
Employee incentive plans	13	—	—	—	—	—	—
Stock-based compensation (b)	15	15	—	—	—	—	15
September 30, 2025	45,688	$1,726	$(249)	$(8)	$—	$—	$1,469
__________________
(a)Shares in thousands.
(b)Includes cash payments for tax withholding obligations related to vesting of stock-based awards during the three months ended June 30, 2025 and September 30, 2025 of $23 million and $3 million, respectively.

The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Millions of Dollars, except share data)	Common stock shares (a)	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Treasury stock	Non controlling Interest	Total Equity
December 31, 2023	59,029	$2,346	$134	$(23)	$—	$77	$2,534
Net income (loss)	—	—	294	—	—	25	319
Other comprehensive income (loss)	—	—	—	(4)	—	—	(4)
Share repurchases	(493)	—	—	—	(39)	—	(39)
Purchase of noncontrolling interest (b)	—	(15)	—	—	—	(24)	(39)
Cash distributions	—	—	—	—	—	(1)	(1)
Non-cash distributions (c)	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	8	—	—	—	—	8
March 31, 2024	58,536	$2,339	$428	$(27)	$(39)	$65	$2,766

Net income (loss)	—	—	454	—	—	4	458
Other comprehensive income (loss)	—	—	—	(2)	—	—	(2)
Share repurchases	(5,281)	—	—	—	(622)	—	(622)
Retirement of treasury stock	—	(227)	(434)	—	661	—	—
Cash settlement of restricted stock units	—	(28)	—	—	—	—	(28)
Non-cash distributions (c)	—	—	—	—	—	(8)	(8)
Stock-based compensation	—	8	—	—	—	—	8
June 30, 2024	53,255	$2,092	$448	$(29)	$—	$61	$2,572

Net income (loss)	—	—	168	—	—	—	168
Other comprehensive income (loss)	—	—	—	24	—	—	24
Share repurchases	(2,560)	—	—	—	(304)	—	(304)
Retirement of treasury stock	—	(100)	(204)	—	304	—	—
Cash settlement of restricted stock units	—	(3)	—	—	—	—	(3)
Exercise of warrants	160	(16)	—	—	—	—	(16)
Non-cash distributions (c)	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	7	—	—	—	—	7
September 30, 2024	50,855	$1,980	$412	$(5)	$—	$58	$2,445
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
Talen is a leading independent power producer and energy infrastructure company dedicated to powering the future. We own and operate approximately 10.3 gigawatts of power infrastructure in the United States, including 2.2 gigawatts of nuclear power and a significant dispatchable generation fleet. We produce and sell electricity, capacity, and ancillary services into wholesale U.S. power markets, with our generation fleet principally located in the Mid-Atlantic and Montana. Talen is headquartered in Houston, Texas.
Basis of Presentation and Principles of Consolidation
These Interim Financial Statements, which are prepared in accordance with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q, include: (i) the accounts of all controlled subsidiaries; (ii) elimination adjustments for intercompany transactions between controlled subsidiaries; (iii) any undivided interests in jointly owned facilities consolidated on a proportionate basis; and (iv) all adjustments considered necessary for a fair statement of the information set forth. All adjustments are of a normal recurring nature except as otherwise disclosed. Certain information and note disclosures have been condensed or omitted from the Interim Financial Statements in accordance with GAAP. These Interim Financial Statements and Notes thereto should be read in conjunction with the Annual Financial Statements and Notes thereto. The results of operations presented in our Interim Financial Statements are not necessarily indicative of the results to be expected for the full year or for other future periods because interim period results can be disproportionately influenced by operational developments, seasonality, and various other factors.
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
Summary of Significant Accounting Policies
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
Open commodity purchase (sales) derivatives range in maturity through 2027. The net notional volumes of commodity derivatives were:

	September 30, 2025 (a)	December 31, 2024 (a)
Power (MWh)	(48,334,123)	(38,615,192)
Natural gas (MMBtu)	121,803,853	32,405,460
Emission allowances (tons)	—	100,000
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
Open interest rate derivatives mature in 2026 and 2029. The net notional volumes of open interest rate derivatives were:

	September 30, 2025	December 31, 2024
Interest rate (in millions)	$990	$290
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
Outstanding accounts receivable include those from sales of capacity, generated electricity, and ancillary services through contracts directly with ISOs and RTOs and realized settlements of physical and financial derivative instruments with commodity marketers. Additionally, Talen carries accounts receivable due from joint owners for their portion of operating and capital costs for certain jointly owned facilities that are operated by the Company. The majority of outstanding receivables, which are continually monitored, have customary payment terms. The allowance for doubtful accounts was a non-material amount as of September 30, 2025 and December 31, 2024.
As of September 30, 2025, Talen’s aggregate credit exposure, which excludes the effects of netting arrangements, cash collateral, LCs, and any allowances for doubtful collections, was $445 million and its credit exposure including such netting effects was $48 million. Excluding ISO and RTO counterparties, whose accounts receivable settlements and congestion products are subject to applicable market controls, the ten largest single net credit exposures account for 83% of Talen’s total net credit exposure, which are primarily with entities assigned investment grade credit ratings.

Certain derivative instruments contain credit risk-related contingent features, which may require us to provide cash collateral, LCs, or guarantees from a creditworthy entity if the fair value of a liability eclipses a certain threshold or upon a decline in Talen’s credit rating. The fair values of derivative instruments in a net liability position, and that contain credit risk-related contingent features, were non-material as of September 30, 2025 and December 31, 2024.
Derivative Instrument Presentation
Balance Sheets Presentation. The fair value of derivative instruments presented within assets and liabilities on the Consolidated Balance Sheets were:

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$44	$41	$65	$—
Interest rate contracts	1	3	1	—
Total current derivative instruments	45	44	66	—
Commodity contracts	1	28	4	7
Interest rate contracts	—	9	1	—
Total non-current derivative instruments	$1	$37	$5	$7

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
Effect of Netting. Generally, the right of setoff within master netting arrangements permits the fair value of derivative assets to be offset with derivative liabilities. As an election, derivative assets and derivative liabilities are presented on the Consolidated Balance Sheets with the effect of such permitted netting as of September 30, 2025 and December 31, 2024.
The net amounts of “Derivative instruments” presented as assets and liabilities on the Consolidated Balance Sheets considering the effect of permitted netting and where cash collateral is pledged in accordance with the underlying agreement were:

	Gross Derivative Instruments	Eligible for Offset	Net Derivative Instruments	Collateral (Posted) Received	Net Amounts
September 30, 2025
Assets	$266	$(220)	$46	$—	$46
Liabilities	320	(220)	100	(19)	81
December 31, 2024
Assets	$227	$(154)	$73	$(2)	$71
Liabilities	173	(154)	19	(12)	7

Statements of Operations Presentation. The location and pre-tax effect of “Derivative instruments” presented on the Consolidated Statements of Operations for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gain (loss) on commodity contracts
Energy revenues (a)	$72	$60	$88	$256
Fuel and energy purchases (a)	(36)	(24)	(17)	(31)
Unrealized gain (loss) on commodity contracts
Operating revenues (b)	42	95	(23)	63
Energy expenses (b)	(6)	7	(31)	(5)
Realized and unrealized gain (loss) on interest rate contracts
Interest expense and other finance charges	—	(6)	(13)	3
__________________
(a)Does not include those derivative instruments that settle through physical delivery.
(b)Presented as “Unrealized gain (loss) on derivative instruments” on the Consolidated Statements of Operations.

3. Revenue
The components of operating revenues for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capacity revenues	$166	$50	$303	$141
Electricity sales and ancillary services, ISO/RTO	496	351	1,385	865
Physical electricity sales, bilateral contracts, other	35	38	72	124
Other revenue from customers	—	20	—	91
Total revenue from contracts with customers	697	459	1,760	1,221
Realized and unrealized gain (loss) on derivative instruments	115	119	65	276
Nuclear PTC	—	67	—	141
Other revenue	—	5	7	10
Operating revenues	$812	$650	$1,832	$1,648
Accounts Receivable
“Accounts receivable” presented on the Consolidated Balance Sheets were:

	September 30, 2025	December 31, 2024
Customer accounts receivable	$115	$66
Other accounts receivable	65	57
Accounts receivable	$180	$123
During the nine months ended September 30, 2025 and 2024, there were no significant changes in accounts receivable other than normal receivable recognition and collection transactions. See Note 2 for additional information on Talen’s credit risk on the carrying value of its receivables.
Future Performance Obligations
In the normal course of business, Talen has future performance obligations for capacity sales awarded through market-based capacity auctions and (or) for capacity sales under bilateral contractual arrangements.
The expected future period capacity revenues subject to unsatisfied or partially unsatisfied performance obligations were:

	2025 (a)	2026	2027	2028	2029
Expected capacity revenues (b)	$163	$733	$328	$—	$—
__________________
(a)Estimated for the period from October 1, 2025 through December 31, 2025.
(b)Expected capacity revenues represents MWs cleared in PJM BRAs through May 2027.

See Note 9 for additional information on the PJM BRAs.

4. Income Taxes
Effective Tax Rate Reconciliations
The reconciliations of the effective tax rate for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) before income taxes	$304	$179	$214	$1,137
Income tax benefit (expense)	(97)	(11)	(70)	(192)
Effective tax rate	31.9%	6.1%	32.7%	16.9%
Federal income tax statutory tax rate	21%	21%	21%	21%
Income tax benefit (expense) computed at the federal income tax statutory tax rate	$(64)	$(38)	$(45)	$(239)
Income tax increase (decrease) due to:
NDT taxes	(13)	(10)	(23)	(26)
State income taxes, net of federal benefit	(7)	(5)	(4)	(34)
Other permanent differences	(13)	(3)	2	10
Change in valuation allowance	—	29	—	63
Nuclear PTC	—	16	—	34
Income tax benefit (expense)	$(97)	$(11)	$(70)	$(192)

Sale of Nuclear Production Tax Credits
In September 2025, Nuclear PTCs with an aggregate carrying value of $202 million were sold to an unaffiliated third party for cash consideration of $191 million. The $11 million difference between the carrying value and the sales price resulted in loss presented in “Other operating income (expense), net” on the Consolidated Statements of Operations. The Company’s Nuclear PTCs remaining after the sale are expected to be utilized in reducing federal income taxes payable.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB, among other things, makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. While the Company has included known anticipated effects of the OBBB in its income tax provision, it is in the process of evaluating the full financial effects of the OBBB.
5. Inventory

	September 30, 2025	December 31, 2024
Coal	$97	$92
Oil products	56	65
Fuel inventory for electric generation	153	157
Materials and supplies, net	106	88
Environmental products	4	57
Inventory, net	$263	$302
6. Nuclear Decommissioning Trust Funds

	September 30, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents	$163	$—	$—	$163	$3	$—	$—	$3
Equity securities	383	717	(18)	1,082	509	651	(55)	1,105
Debt securities	613	9	(3)	619	615	3	(7)	611
Receivables (payables), net	6	—	—	6	5	—	—	5
NDT Funds	$1,165	$726	$(21)	$1,870	$1,132	$654	$(62)	$1,724
See Note 11 for additional information on the NDT fair value. There were no available-for-sale debt securities with credit losses as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, there was no intent to sell available-for-sale debt securities with unrealized losses, and it is not more likely than not that each of these investments will be required to be sold before the recovery of its amortized cost. The aggregate fair value of available-for-sale debt securities with unrealized losses as of September 30, 2025 was:

	Fair Value	Unrealized Losses
Corporate debt securities	$24	$(1)
Municipal debt securities	54	(1)
U.S. Government debt securities	126	(1)
Debt securities in unrealized loss position	$204	$(3)
As of September 30, 2025, the aggregate fair value of debt securities in a loss position for a duration of one year or longer were $24 million and the unrealized losses were non-material.
The contractual maturities for available-for-sale debt securities presented on the Consolidated Balance Sheets were:

	September 30, 2025	December 31, 2024
Maturities within one year	$36	$82
Maturities within two to five years	234	220
Maturities thereafter	349	309
Debt securities, fair value	$619	$611
The sales proceeds, gains, and losses for available-for-sale debt securities for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales proceeds of NDT funds investments (a)	$433	$545	$1,601	$1,578
Gross realized gains	2	4	9	9
Gross realized losses	—	(2)	(5)	(8)
__________________
(a)Sales proceeds are used to pay income taxes and trust management fees. Remaining proceeds are reinvested in the NDT.
The net unrealized gains and losses recognized associated with equity securities still held at the end of the reporting periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity securities, unrealized gains (losses)	$66	$48	$103	$105

7. Property, Plant and Equipment

		September 30, 2025			December 31, 2024
	Estimated Useful Life (years)	Gross Value	Accumulated Depreciation	Carrying Value	Gross Value	Accumulated Depreciation	Carrying Value
Electric generation	3-27	$3,094	$(427)	$2,667	$3,030	$(292)	$2,738
Nuclear fuel	1-6	403	(190)	213	322	(152)	170
Other property and equipment	1-26	61	(9)	52	90	(18)	72
Capitalized software	1-5	9	(4)	5	8	(3)	5
Construction work in progress		138	—	138	169	—	169
Property, plant and equipment, net		$3,705	$(630)	$3,075	$3,619	$(465)	$3,154

The components of “Depreciation, amortization and accretion” presented on the Consolidated Statements of Operations for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense (a)	$46	$56	$153	$172
Amortization expense (b)	1	5	9	11
Accretion expense (c)	14	14	43	42
Depreciation, amortization and accretion	$61	$75	$205	$225
__________________
(a)Electric generation and other property and equipment.
(b)Intangible assets and capitalized software.
(c)ARO and accrued environmental cost accretion. See Note 8 for additional information.
The cost of nuclear fuel and the amortization of nuclear fuel intangible assets are presented as “Nuclear fuel amortization” on the Consolidated Statements of Operations.
Brandon Shores and H.A. Wagner RMR Agreements
In May 2025, the FERC approved each of the Brandon Shores and H.A. Wagner RMR agreements, under which: (i) Talen will operate the generation facilities in accordance with such arrangements from June 1, 2025 through May 31, 2029, or until such time as the necessary transmission upgrades are placed into service; (ii) Brandon Shores will earn annual fixed-cost payments of $145 million ($312/MWd), inclusive of a $5 million per year unit performance “hold back;” (iii) H.A. Wagner will earn annual fixed-cost payments of $35 million ($137/MWd), inclusive of a $2 million per year unit performance “hold back;” and (iv) each facility will receive separate reimbursement for variable costs and approved project investments. In August 2025, the Maryland Office of People’s Counsel filed an appeal of the FERC’s order approving the Brandon Shores and H.A. Wagner RMR agreements. Talen has intervened in that proceeding and plans to participate.
Additionally, H.A. Wagner Unit 4 is subject to certain emission restrictions associated with its air permits that limit the Unit’s annual runtime. In October 2025, the DOE granted PJM’s request, pursuant to Section 202(c) of the Federal Power Act, to allow Unit 4 to exceed its air permit emission limits for the remainder of the calendar year when the unit is needed to maintain grid reliability.
Nautilus Derecognition
Under the transition terms associated with the AWS PPA as revised in June 2025, the Company ceased use of the Nautilus facility. In September 2025, the Company terminated the facility lease between the Company and AWS, and the related submetering and supply agreements. AWS is permitted to retain the existing facility structures. Accordingly, during the nine months ended September 30, 2025, the Company derecognized approximately: (i) $15 million of structures and buildings presented as “Property, plant and equipment, net;” (ii) an aggregate $44 million of contract intangible assets and lease right-of-use assets presented as “Other noncurrent assets;” (iii) $10 million of lease liabilities presented as “Other current liabilities;” and (iv) an aggregate $57 million contractual obligations and lease obligations presented as “Other noncurrent liabilities.” The resulting net gain of $8 million is presented as “Other operating income (expense), net” on the Consolidated Statements of Operations.
8. Asset Retirement Obligations and Accrued Environmental Costs

	September 30, 2025	December 31, 2024
Asset retirement obligations	$516	$498
Accrued environmental costs	20	21
Total asset retirement obligations and accrued environmental costs	536	519
Less: asset retirement obligations and accrued environmental costs due within one year (a)	59	51
Asset retirement obligations and accrued environmental costs due after one year	$477	$468
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
As environmental regulations issued by the EPA or other rulemaking entities may require the Company to revise and (or) recognize new AROs, the carrying value of AROs, in particular those associated with legacy coal-fired generation facilities, may be impacted by current or future regulatory rulemaking. As of September 30, 2025, the fair values of certain AROs as a result of the EPA CCR Rule cannot be determined. See Note 9 for additional information on the EPA CCR Rule and the regulatory timeline that is expected to determine the associated scope of work.
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
The changes of the ARO carrying value during the period were:

December 31, 2024	$498
Obligations settled	(21)
Changes in estimates and (or) settlement dates	(3)
Accretion expense	42
September 30, 2025	$516
The disaggregation of ARO carrying values on the Consolidated Balance Sheets were:

	September 30, 2025	December 31, 2024
Supplemental Information
Nuclear (a)	$264	$242
Non-nuclear (b)	252	256
Carrying value	$516	$498
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
Labor Market Antitrust Class Action Lawsuit Against Nuclear Power Generators. On July 11, 2025, two individuals filed a class action in the U.S. District Court for the District of Maryland against Human Resources Consultants, LLC, Accelerant Technologies, and 26 nuclear power companies, including Talen, alleging that since at least May 2003 the defendants conspired to fix and suppress employee wages and benefits in violation of federal antitrust law. The proposed class includes a wide range of nuclear power generation workers, such as nuclear operators, engineers, and technicians, who were compensated with hourly wages or annual salaries, as well as benefits and other forms of compensation. The complaint alleges that the nuclear power operators used Accelerant and HR Consultants to facilitate a conspiracy to exchange employee compensation data and held in-person meetings where the power companies aligned on wage schedules, suppressed wages, and fixed compensation. The plaintiffs are seeking treble damages, injunctive relief, a declaratory judgment that the defendants’ conduct violated Section 1 of the Sherman Antitrust Act, attorneys’ fees, and costs of suit. Talen was dismissed from the case without prejudice by the plaintiffs on October 13, 2025.
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
Spent Nuclear Fuel Litigation. Federal law requires the U.S. government to provide for the permanent disposal of commercial spent nuclear fuel (“SNF”), but the government has not yet done so. Until May 2014, the DOE required nuclear generation facility operators to contribute to a fund intended to pay for the transportation and disposal of SNF, and Talen cannot predict if or when the government will reinstate any such fee in the future. In May 2023, an existing settlement agreement between Susquehanna and the U.S. government was extended through the end of 2025. The settlement agreement requires the government to reimburse Susquehanna for certain SNF storage costs through 2025 and requires Susquehanna to waive certain claims against the government relating to temporary SNF storage. In July 2025, the Company reached an agreement with the DOE for a reimbursement of $14 million (reflecting Talen’s 90% share) related to the 2023-2024 period and received the reimbursement in August 2025.
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

PJM Capacity Market Reform. In June 2023, the FERC accepted a request by PJM to delay certain PJM Base Residual Auctions in order for PJM to propose market reforms. PJM filed its market reform proposals with the FERC in October 2023. In early 2024, the FERC accepted portions of PJM’s proposed market changes and PJM scheduled certain PJM BRAs on a delayed basis. In September 2024, the Sierra Club and other organizations filed a complaint at the FERC challenging PJM’s rules establishing must-offer exceptions for PJM BRA participation by RMR resources. In October 2024, PJM announced it had concerns about the FERC considering the Sierra Club’s complaints about RMR resources in isolation and therefore intended to file a Section 205 proceeding under the Federal Power Act seeking the FERC’s approval of to-be-determined market reforms, including but not limited to potential revisions to the treatment of RMR resources. As a result, in October 2024, PJM formally requested, which the FERC approved, six-month delays to the scheduled PJM BRAs for the 2027/2028, 2028/2029, and 2029/2030 PJM Capacity Years to December 2025, June 2026, and December 2026, respectively. Currently, the auction for the 2030/2031 PJM Capacity Year in May 2027 is scheduled on a non-delayed basis. Talen can provide no assurance that these or any scheduled PJM BRAs will be held on such dates or at all.
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
In response, PJM made two FERC filings in December 2024 to address what they perceive as capacity market design issues (the “PJM Capacity Market 205 Proceeding”). PJM proposed to retain the dual fuel combustion turbine as the reference resource and to implement a uniform non-performance charge throughout the RTO for the 2026/2027 and 2027/2028 PJM Capacity Years, and to administratively include RMR units that meet certain criteria as price takers in the capacity auctions for the next two delivery years and will not assess penalties or pay bonuses to these RMR units. PJM’s filing also clarifies that being excused from being required to offer into the capacity market is no defense to exercising market power by electing not to offer. Further, PJM proposed to make changes to the capacity market mitigation rules. This proposal will eliminate the must-offer exception for intermittent and limited duration resources that are eligible to participate in the capacity market and will allow market sellers to incorporate a risk component in their capacity market offers. In February 2025, the FERC accepted PJM’s proposals in the PJM Capacity Market 205 Proceeding and as a result, the changes to the PJM BRA parameters described above as part of that proceeding were adopted for the 2026/2027 and 2027/2028 PJM Capacity Years.
In December 2024, the Pennsylvania Governor filed a complaint against PJM at the FERC to address alleged elevated costs to consumers from the PJM capacity market in the 2026/2027 and 2027/2028 PJM Capacity Years and proposed, among other things, a lower capacity price cap. As a result of a subsequent agreement between the State of Pennsylvania and PJM that resolved the Governor’s complaint, the Governor withdrew the complaint in February 2025. In April 2025, the FERC accepted PJM’s proposals reflecting its agreement with the State of Pennsylvania. As a result, the PJM BRA imposed a price collar with an approximate minimum and maximum price of $175/MWd and $325/MWd, respectively, which was effective for the 2026/2027 PJM BRA in July 2025 (see Note 3 for additional information on the results) and will also be effective for the 2027/2028 PJM BRA.
In February 2025, the FERC initiated a technical conference docket to consider broad resource adequacy issues across all RTOs, with the initial proceedings taking place in June 2025. The Company has intervened in the new technical conference docket and is closely monitoring those proceedings.
In August 2025, PJM began an accelerated process known as a Critical Issue Fast Path (“CIFP”) process with stakeholders to address how to integrate large load customers quickly and reliably. The CIFP stakeholders represent a wide range of views about resource allocations, costs, and how the addition of large loads like data centers to PJM should be managed in the context of the capacity market. The Company is an active participant in the CIFP process and has submitted a joint proposal amongst itself, Constellation, Calpine, Amazon, Microsoft, and Google representing the group’s collective views on the best approach to large load additions. PJM has expressed its desire to make a filing at the FERC in December 2025, containing PJM’s ultimate proposal to be in place for the 2028/2029 PJM BRA. The FERC will need to approve PJM’s proposal before PJM could implement some or all of its parts. It is uncertain at this time what PJM will propose or what, if any, changes to the capacity market will be approved by the FERC at the end of the CIFP process.

Environmental Matters
Extensive federal, state, and local environmental laws and regulations are applicable to our business, including those related to air emissions, water discharges, hazardous substances, and solid waste management. From time to time, in the ordinary course of our business, Talen may be: (i) subject to environmental remediation work at its facilities; (ii) involved in other environmental matters; or (iii) become subject to other, new or revised environmental statutes, regulations, or requirements. It may be necessary for us to modify, curtail, replace, or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations, and other requirements imposed by regulatory bodies, courts, or environmental groups. We may incur significant costs to comply with these requirements, including increased capital expenditures or operation and maintenance expenses, monetary fines, remediation costs, penalties, or other restrictions. Legal challenges to environmental rules or permits add to the uncertainty of estimating future compliance costs. In addition, in January 2025, President Trump issued executive orders directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions, including existing regulations, that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, in March 2025, the EPA announced that it will reconsider and potentially roll back 31 regulations and policies, many of which directly impact Talen, and various executive actions were taken in April 2025 to further encourage deregulation. The EPA’s reconsiderations remain ongoing, and certain executive orders have subsequently been challenged by states and individual plaintiffs. Future provisions, implementation, and enforcement of these executive actions and the environmental rules continue to be uncertain. Further, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed in other ways.
EPA CSAPR and Nitrogen Oxides (“NOx”) Requirements. Coal-fired generation facilities, including those in which Talen has ownership, have been the subject of EPA regulations and efforts by certain states and other parties to strengthen applicable NOx emission limits under the Clean Air Act. In 2015, the EPA revised the 8-hour ozone National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion (the “EPA 2015 Ozone Standard”). This action triggered updates to state-specific compliance requirements as well as provisions that are intended to limit cross-state emissions. In June 2023, the EPA published a rule in connection with the EPA 2015 Ozone Standard updating the EPA CSAPR ozone season NOx allowance trading program for 2023 and beyond (the “Good Neighbor Plan”). Talen’s facilities in Maryland, Pennsylvania, and New Jersey were subject to the new rule; however, the entire rule was challenged by multiple parties, and subsequently the Good Neighbor Plan was stayed in its entirety by the U.S. Supreme Court in June 2024 pending a complete review of the rule by the D.C. Circuit Court of Appeals. In November 2024, the EPA issued an interim final rule indicating it plans to provide NOx allocations and budgets from the previously applicable and less restrictive Revised CSAPR Update Rule until the Good Neighbor Plan matter is resolved. After initially denying the EPA’s request in February 2025, the D.C. Circuit Court of Appeals in April 2025, granted the EPA’s motion requesting the Good Neighbor Plan litigation be held in abeyance pending the EPA’s review of the stayed rule and further orders by the court. As a result, future implementation and enforcement of the Good Neighbor Plan has continued to be uncertain.
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
In March 2025, the EPA formally announced that it was reconsidering the 2024 EPA MATS Rule as part of its deregulation agenda. Concurrently, the Trump administration announced it was considering a two-year exemption from compliance obligations via Section 112(i)(4) of the Clean Air Act for affected power plants while the EPA reconsiders the rule. Talen applied for the exemption, which was granted in April 2025. This authorization affords more time for the Colstrip owners to consider the operational future of Colstrip. In June 2025, the EPA proposed a rule to repeal certain 2024 amendments to the EPA MATS Rule and revert to particulate matter standards promulgated in the 2012 EPA MATS Rule. The public comment period on the proposal expired on August 11, 2025. No assurance can be provided as to whether the rule will be finalized and whether a final rule will survive judicial challenge. The day after the EPA announced its reconsideration rule, environmental groups filed separate lawsuits in the D.C. Circuit Court of Appeals and the U.S. District Court for D.C., challenging the presidential exemptions issued to Colstrip and other fossil fuel-fired power plants. On August 5, 2025, the EPA filed a motion in each case requesting the courts hold the litigation in abeyance for six months pending the EPA’s efforts to repeal the 2024 EPA MATS Rule. Talen filed motions to intervene in both cases on August 8, 2025. On September 3, 2025, the U.S. District Court for D.C. granted the EPA’s motion to hold the case in abeyance for six months and also granted Talen’s motion to intervene. The D.C. Circuit Court of Appeals granted the EPA’s motion for an abeyance and Talen’s motion to intervene in October 2025. No assurance can be provided as to the outcome of this litigation. The Company could be forced to make operating decisions about the future of Colstrip before clarity is obtained on the reconsideration rule and (or) litigation.

EPA GHG Rule. In May 2024, the EPA published a rule that establishes carbon dioxide limits for new electric generating units (“EGUs”) and greenhouse gas (“GHG”) guidelines for certain existing EGUs. Under the guidelines, if existing coal-fired EGUs operate beyond 2031, GHG reductions, such as those achieved by the addition of carbon capture and sequestration (“CCS”), are required to be implemented by the end of 2031. Colstrip is not expected to meet the new rules without substantial technology upgrades and pipeline infrastructure build-out. As a result, Talen Montana and the other Colstrip co-owners face the decision either to invest in new cost-prohibitive controls (e.g., CCS technology) or retire the Colstrip facility by the end of 2031. Such a decision must be evaluated in conjunction with compliance requirements under the May 2024 EPA MATS Rule. Petitions have been filed in the D.C. Circuit Court of Appeals, including by coalitions representing 27 states and an ad hoc coalition of power producers of which Talen is a member, requesting a review of the EPA GHG Rule. Stay motions were denied by the D.C. Circuit Court of Appeals in July 2024 and the U.S. Supreme Court in October 2024. Appeals of the EPA GHG Rule remain pending in the D.C. Circuit Court of Appeals.
The D.C. Circuit Court of Appeals has held the litigation in abeyance since February 2025 to allow the EPA to reconsider the rule. No assurance can be provided as to when the challenges to the EPA GHG Rule will be resolved or whether such challenges will be resolved in the Company’s favor. In June 2025, the EPA released a proposed rule to repeal all GHG emission standards for fossil fuel-fired power plants. As an alternative, the EPA is proposing a narrow repeal of GHG standards, which would eliminate all emissions guidelines and standards for existing power plants and the Phase 2 GHG emissions standards that would apply to new combustion turbines beginning in 2032. Under the alternative proposal, Phase 1 GHG emissions standards applicable to new and reconstructed baseload fossil fuel-fired stationary combustion turbines would be retained. The public comment period on the proposal expired on August 7, 2025. No assurance can be provided as to whether the rule will be finalized and whether a final rule will survive judicial challenge. The EPA has also in the past stated its intent to develop GHG regulations for existing natural gas combustion turbines; however, no rule has been proposed, and no recent statements have been made. Operating decisions about the future of Colstrip are highly dependent on the fate of the EPA GHG Rule as well as the EPA MATS Rule. Given the legal and regulatory uncertainties with both rules, it is possible the Company will be required to make decisions about Colstrip’s future before it has clarity about the outcome of litigation and (or) the EPA’s regulations.
GHG Endangerment Finding. In July 2025, the EPA issued a proposal to repeal its 2009 finding that GHG emissions endanger public health and welfare. The EPA made the 2009 endangerment finding in order to promulgate GHG emission standards for new motor vehicles under Section 202(a) of the Clean Air Act. The EPA has subsequently relied on its 2009 endangerment finding as a basis to regulate other sources of GHGs, including power plants. If finalized, the EPA’s proposal would repeal all GHG emission standards for light-, medium-, and heavy-duty vehicles and engines. The proposed rule does not explicitly state how a repeal of the 2009 endangerment finding would impact its authority to regulate GHG emissions from stationary sources. However, the EPA states that the endangerment finding has been broadly used to justify regulation of stationary sources in a manner inconsistent with the Clean Air Act. The EPA also notes that it is currently reconsidering its authority to regulate GHGs from other sources, including stationary sources, in separate rulemakings. The public comment period on the proposal expired on September 22, 2025. No assurance can be provided as to whether the rule will be finalized and whether a final rule will survive judicial challenge.
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
EPA ELG Rule. In November 2015, the EPA revised the effluent limitation guidelines (“ELGs”) for certain power generation facilities, which imposed more stringent standards for wastewater streams as facility discharge permits are renewed. In 2020, the EPA issued changes that would exempt coal generation facility operators from meeting certain wastewater standards if the facility would commit to cease coal-fired generation by the end of 2028, which Talen elected for its wholly owned coal operations. In May 2024, the EPA published revisions to the EPA ELG Rule, which imposed additional requirements for legacy wastewater and combustion residual leachate. These revisions impact Talen’s active generation facilities that have both CCR units and hold National Pollutant Discharge Elimination System (“NPDES”) discharge permits. These sites include Brandon Shores, Brunner Island, Montour, and potentially Martins Creek. Talen is evaluating what: (i) potential discharge limits may apply; (ii) treatment may be required; and (iii) the implementation timeline may be. Obligations for installing any new wastewater treatment equipment, if necessary, will not be known until each applicable state where the active generation facilities operate makes its own determination with respect to NPDES permit renewals with new limits and associated timing. As a result of the future permit conditions, additional capital expenditures and (or) AROs may be required, which may have a material impact on Talen’s operations and (or) financial condition.

Multiple challenges, including stay requests, to the EPA ELG Rule have been filed in various U.S. Courts of Appeal by parties that include 15 states, environmental groups, and industry groups, including the Utility Water Act Group, of which Talen is a member. The appeals have been consolidated in the U.S. Court of Appeals for the Eighth Circuit, which denied requests to stay the rule in October 2024. At the EPA’s request, the Eighth Circuit has held the consolidated challenges in abeyance since February 2025 to allow the EPA to reconsider the rule. In March 2025, the EPA announced that it will revise the EPA ELG Rule as part of its deregulation agenda while considering immediate relief from some of the existing leachate requirements. In June 2025, the EPA announced that it will issue a proposal in 2025 to extend compliance deadlines under the 2024 EPA ELG Rule and seek information to potentially inform further rulemaking. In September 2025, the EPA issued a direct final rule extending a short-term deadline and a companion proposal extending many compliance deadlines for the 2024 EPA ELG Rule and providing some flexibility relating to some deadlines in the 2020 ELG Rule. The EPA is accepting comments on the direct final rule and proposed rule until November 3, 2025. The EPA has stated that information obtained during this rulemaking will inform whether it will proceed with a second rulemaking to revise the regulatory standards in the 2024 EPA ELG Rule. No assurance can be provided as to what changes will come from the EPA’s regulatory reconsideration of the rule, when the challenges to the EPA ELG Rule merits will be resolved, or whether such changes and challenges will be resolved in the Company’s favor.
EPA CCR Rule. In April 2015, the EPA established regulations under the RCRA to identify CCRs as nonhazardous solid waste and provided CCR management and siting requirements. The 2015 rule was modified in 2020 after a 2018 D.C. Circuit Court of Appeals ruling found that, among other things, the EPA did not adequately regulate unlined impoundments. In its 2020 rulemaking, the EPA specified procedures for owners to extend the operating timeline of certain unlined impoundments. Talen submitted an extension request under this process for an unlined impoundment at Montour, which was withdrawn in December 2024, following the end of basin operations and the initiation of basin closure. The 2018 D.C. Circuit Court of Appeals ruling also found that the EPA did not properly address legacy surface impoundments in the 2015 CCR rule. As a result of the finding, in May 2024, the EPA finalized additional federal CCR regulations effective in November 2024 (the “Legacy CCR Rule”), which provided new requirements for legacy CCR surface impoundments and new requirements for other CCR disposal and management areas at active power plants (“CCR Management Units” or “CCRMUs”). This rule has been challenged in the D.C. Circuit Court of Appeals by multiple parties, including two industry groups of which Talen is a member. In December 2024, the U.S. Supreme Court denied a requested stay of the Legacy CCR Rule. At the EPA’s request, the D.C. Circuit Court of Appeals has held the case in abeyance since February 2025 to allow the EPA to reconsider the rule. Additionally, the EPA is being challenged by other industry parties on new regulatory interpretations that could be consequential to CCR unit closure practices and costs. In March 2025, the EPA announced that it will prioritize the coal ash program by expediting state permit reviews and complete a rule change within a year. In July 2025, the EPA issued a direct final rule and companion proposal extending compliance deadlines for elements of the Legacy CCR Rule. In September 2025, the EPA issued a notice withdrawing the direct final rule because the agency received adverse comments. The EPA continued to accept public comments on the parallel proposed rule through September 15, 2025. No assurance can be provided as to when and how the regulations will change, when the legal challenges to the Legacy CCR Rule and the EPA’s interpretations will be resolved, or whether such challenges will be decided in the Company’s favor.
Talen continues to review the new Legacy CCR Rule provisions that went into effect in 2024, perform the required applicability assessments, and await additional information and guidance from the EPA concerning the rule’s requirements. Pursuant to the current regulations, initial facility evaluation reports to identify CCR areas which may become regulated and subject to the rule’s requirements are due in February 2026. Following that, site investigation may be required to further investigate applicability, and a subsequent facility report is due in February 2027. The Company has initiated reviews under the facility evaluation report requirements at locations with ash impoundments that have long since ceased coal operations as well as at locations with current coal operations. No assurance can be provided as to whether any specific ash impoundments owned by the Company may or may not be within scope of the updated Legacy CCR Rule until the Company completes its assessments within the regulatory timeframe.
As of September 30, 2025, the Company has recognized cost estimates in complying with the Legacy CCR Rule’s initial compliance requirements and deadlines, including the initial groundwater monitoring requirements. The Company does not yet have sufficient information available to estimate costs for the future compliance obligations under the rule. As the Company continues its applicability evaluations and site assessments to determine the scope of work on its properties imposed by the new rule, additional new AROs and (or) revisions could be required. It is expected estimates will be available, under the timeline provided for by the regulations, as described above, at the completion of the initial facility evaluation reports or at the completion of a subsequent site investigation. Such AROs or ARO changes could be material and, as a result, may have a material impact on Talen’s operations and (or) financial condition.
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
Surety Bonds. Surety bonds provide financial performance assurance to third parties on behalf of certain Company subsidiaries for obligations including but not limited to environmental obligations and AROs. In the event of nonperformance by the applicable subsidiary, the beneficiary would make a claim to the surety, and the Company would be required to reimburse any payment by the surety. Talen’s liability with respect to any particular surety bond is released once the obligations secured by the surety bond are performed. Surety bond providers generally have the right to request additional collateral or request that such bonds be replaced by alternate surety providers. As of September 30, 2025 and December 31, 2024, the aggregate amount of surety bonds outstanding was $232 million and $234 million, respectively, including surety bonds posted on behalf of Talen Montana as discussed below.
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
The aggregate amount of surety bonds posted to the MDEQ on behalf of Talen Montana’s proportionate share of such activities was $114 million and $125 million as of September 30, 2025 and December 31, 2024, respectively. Talen Montana’s surety bond requirements may increase due to scope changes, cost revisions, and (or) other factors when the MDEQ conducts annual reviews of approved remediation and closure plans as required under the Colstrip AOC. The surety bond requirements are expected to decrease as Colstrip’s coal ash impoundments remediation and closure activities are completed. See Note 8 for additional information on Colstrip AROs.
10. Long-Term Debt and Other Credit Facilities
TES is the borrower/issuer under all the Company’s debt and credit facilities. As of September 30, 2025, TES was not in default under any of its debt or credit agreements.
Long-Term Debt

	Interest Rate (a)	September 30, 2025	December 31, 2024
TLB-1	6.73%	$850	$857
TLB-2	6.73%	844	850
Secured Notes	8.63%	1,200	1,200
PEDFA 2009B Bonds	5.25%	50	50
PEDFA 2009C Bonds	5.25%	81	81
Total principal		3,025	3,038
Unamortized deferred financing costs and original issuance discounts		(39)	(34)
Total carrying value		2,986	3,004
Less: long-term debt, due within one year		17	17
Long-term debt		$2,969	$2,987
__________________
(a)Computed interest rate as of September 30, 2025.

Revolving Credit and Other Facilities

		September 30, 2025				December 31, 2024
	Maturity	Committed Capacity (a)	Direct Cash Borrowings	LCs Issued	Unused Capacity	Direct Cash Borrowings	LCs Issued	Unused Capacity
RCF	December 2029	$700	$—	$—	$700	$—	$—	$700
LCF	December 2026	900	—	435	465	—	374	526
Total		$1,600	$—	$435	$1,165	$—	$374	$1,226
__________________
(a)RCF committed capacity can be used for direct cash borrowings and (or) LCs. Direct cash borrowings are not permitted under the LCF, which can only be used for LCs.

In December 2024, the TLC LCF and Bilateral LCF were terminated. However, as certain LCs remained outstanding under these facilities pending their transition to the LCF, corresponding backstop LCs were issued under the LCF. As of September 30, 2025 and December 31, 2024, the amounts of such backstop LCs issued under the LCF were $4 million and $297 million, respectively (which are included in the totals above).
2025 Financing Transactions
Unsecured Notes. In October 2025, TES issued in private offerings and each at par: (i) $1.4 billion in aggregate principal amount of 6.25% Senior Unsecured Notes due 2034, which bear interest, payable on February 1 and August 1 of each year, at an annual rate of 6.250% and mature on February 1, 2034; and (ii) $1.29 billion in aggregate principal amount of 6.50% Senior Unsecured Notes due 2036, which bear interest, payable on February 1 and August 1 of each year, at an annual rate of 6.500% and mature on February 1, 2036. We expect to use the net proceeds from the Unsecured Notes, together with the proceeds of the new TLB-3 discussed below, to fund the Freedom and Guernsey Acquisitions.
The Unsecured Notes are subject to customary negative covenants, including but not limited to, certain limitations on incurrence of liens and transactions involving the Susquehanna assets, but do not contain any financial covenants. The Unsecured Notes also contain customary affirmative covenants, events of default, and remedies (including acceleration) and are subject to mandatory redemption provisions in the event that one or both of the Freedom and Guernsey Acquisitions are not completed pursuant to the applicable purchase agreements.
Credit Facility Transactions. Also in October 2025, TES undertook several financing transactions that are expected to become effective concurrently with the closing of either the Freedom Acquisition or the Guernsey Acquisition (whichever closes first):
•TLB-3. Allocated and priced a $1.2 billion senior secured term loan B credit facility (the TLB-3), which constitutes a new tranche of term loans separate from TLB-1 and TLB-2 and the proceeds of which, together with the proceeds from the Unsecured Notes, are intended to be used to fund the Freedom and Guernsey Acquisitions. A portion of the TLB-3 may be incurred on a delayed draw basis to the extent the Freedom and Guernsey Acquisitions do not close concurrently. The applicable interest rate for the TLB-3 will be the Secured Overnight Financing Rate plus 200 basis points.

•RCF. Received commitments to increase its existing RCF (including its revolving LC capacity) from $700 million to $900 million.
•LCF. Received commitments to upsize its existing $900 million LCF to $1.1 billion and extend the maturity from December 2026 to December 2027.
Bridge Commitment Termination. Also in October 2025, in connection with the financing transactions described above, TES terminated the debt commitment letters, dated July 17, 2025 (as amended and restated on August 13, 2025), pursuant to which the commitment parties thereto had agreed to provide TES with (i) senior secured bridge facilities in an aggregate principal amount of up to $1.2 billion; and (ii) senior unsecured bridge facilities in an aggregate principal amount of up to $2.6 billion in order to fund the Freedom and Guernsey Acquisitions.
See Note 17 for additional information on the Freedom and Guernsey Acquisitions.
Other Material Terms; Security Interests
See Note 13 to the Annual Financial Statements for a description of the other material terms of the obligations outlined above and for additional information on the security interests and guarantees supporting these obligations. In addition to the obligations outlined under “Long-Term Debt” and “Revolving Credit and Other Facilities” above, secured obligations included approximately $62 million under Secured ISDAs as of September 30, 2025.

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
The classifications of recurring fair value measurements within the fair value hierarchy were:

	September 30, 2025					December 31, 2024
	Level 1	Level 2	NAV	Netting (a)	Total	Level 1	Level 2	NAV	Netting (a)	Total
Assets
Cash equivalents	$—	$—	$163	$—	$163	$—	$—	$3	$—	$3
Equity securities (b)	848	—	234	—	1,082	758	—	347	—	1,105
U.S. government debt securities	320	—	—	—	320	353	—	—	—	353
Municipal debt securities	—	101	—	—	101	—	85	—	—	85
Corporate debt securities	—	198	—	—	198	—	173	—	—	173
Receivables (payables), net (c)	—	—	—	—	6	—	—	—	—	5
NDT funds	1,168	299	397	—	1,870	1,111	258	350	—	1,724

Commodity derivatives	193	72	—	(220)	45	134	91	—	(156)	69
Interest rate derivatives	—	1	—	—	1	—	2	—	—	2
Total assets	$1,361	$372	$397	$(220)	$1,916	$1,245	$351	$350	$(156)	$1,795

Liabilities
Commodity derivatives	$227	$81	$—	$(239)	$69	$145	$29	$—	$(167)	$7
Interest rate derivatives	—	12	—	—	12	—	—	—	—	—
Total liabilities	$227	$93	$—	$(239)	$81	$145	$29	$—	$(167)	$7
__________________
(a)Amounts represent netting pursuant to master netting arrangements and cash collateral held or placed with the same counterparty.
(b)Includes fixed income funds and real estate investment trusts.
(c)Represents: (i) interest and dividends earned but not received; and (ii) net sold or purchased investments, but not settled.
There were no recurring fair value measurements classified as Level 3 as of September 30, 2025 and December 31, 2024.
Nonrecurring Fair Value Measurements
See Note 7 for nonrecurring fair value measurements during the nine months ended September 30, 2025 that are associated with the derecognition of certain Nautilus assets and liabilities. There were no material fair value measurements related to impairments of long-lived assets during the three months ended September 30, 2025 and the nine months ended September 30, 2024.
Reported Fair Value
The carrying value of certain financial assets and liabilities on the Consolidated Balance Sheets, including “Cash and cash equivalents,” “Restricted cash and cash equivalents,” “Accounts receivable,” and “Accounts payable and other accrued liabilities” approximate fair value.
The fair value measurements of indebtedness are classified as Level 2 within the fair value hierarchy. The fair value of fixed rate debt was estimated primarily by utilizing an income approach whereby the future cash flows of the obligations are discounted at the estimated current cost of funding rates, which incorporates the credit risk associated with the obligations. The carrying value of variable rate and certain other short-term indebtedness approximates fair value.

The carrying value and fair value of indebtedness presented on the Consolidated Balance Sheets were:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (a)	$2,986	$3,101	$3,004	$3,120
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
The components of net periodic benefit costs for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Postretirement benefits service cost (a)	$1	$—	$2	$2

Postretirement benefit (gain) loss
Interest cost	$17	$17	$51	$50
Expected return on plan assets	(19)	(17)	(56)	(52)
Resolved litigation settlement	—	15	—	15
Amortization of:
Postretirement prior service cost (credit)	(1)	—	(3)	—
Postretirement benefit (gain) loss, net (b)	$(3)	$15	$(8)	$13

Net periodic defined benefit cost (credit)	$(2)	$15	$(6)	$15
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
Stock-based Compensation Expense
Stock-based compensation expense presented as “General and administrative” on the Consolidated Statement of Operations for the periods was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$15	$7	$42	$23
Income tax benefit	(4)	(2)	(11)	(6)
After-tax stock-based compensation expense	$11	$5	$32	$17

Performance Stock Units
PSUs have three-year ratable or two-year cliff vesting schedules or vest upon consummation of a change in control event based on the satisfaction of a continued employment condition and the achievement of certain market conditions over a performance period. Participants will be awarded additional PSUs if market conditions exceed targets at the time of vesting. If the Company declares any cash dividends while the PSUs are outstanding, participants will be credited a dividend, payable at the time of vesting, based on the number of shares of common stock underlying the PSUs. The following table summarizes the Company’s non-vested PSUs and changes during the nine months ended September 30, 2025:

	Units (a)	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	956,347	$54.23
Granted	102,275	463.90
Non-vested as of September 30, 2025 (b)	1,058,622	$93.81
_____________
(a)Represents the target number of PSUs.
(b)Subject to the PSU award agreements, the actual amount of PSUs earned by participants at vesting can range from 0% to 200% of the target number of PSUs based on the Company’s stock price performance. In addition, certain of the PSUs are eligible to earn an additional amount of Talen shares based on the incremental Company stock price performance in excess of the PSU targets. Based on the share price of the Company’s common stock as of September 30, 2025, the aggregate non-vested PSUs were 2,750,101.
As of September 30, 2025, $44 million of unrecognized compensation cost related to unvested PSUs granted are expected to be recognized over a weighted average period of approximately 0.7 years.
The fair value of PSUs is determined using a Monte Carlo valuation methodology based on the fair value of the underlying stock price at the grant date. The following tables summarizes the significant inputs and assumptions for PSUs granted during the nine months ended September 30, 2025:

Volatility (a)	40% - 50%
Expected term (in years)	1.5 - 2
Risk-free rate (b)	3.78% - 3.99%
__________________
(a)     Derived from an option pricing method based on the average asset volatility of peer companies and the Company’s leverage ratio.
(b)     Based on the U.S. constant maturity treasury rate with a term matching the expected time to the end of the performance measurement period.
Restricted Stock Units
RSUs have three-year ratable or two-year cliff vesting schedules beginning on the grant date, with restrictions on transferring settled shares prior to the final scheduled vesting date for each award. The fair value of RSUs granted is derived from the closing price of TEC common stock on the grant date. The following table summarizes the Company’s non-vested RSUs and changes during the nine months ended September 30, 2025:

	Units	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024	549,405	$55.07
Granted	53,096	209.82
Vested	(261,476)	(48.71)
Non-vested as of September 30, 2025	341,025	$84.04
As of September 30, 2025, $18 million of unrecognized compensation cost related to unvested RSUs granted are expected to be recognized over a weighted average period of approximately 0.8 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator: (Millions of Dollars)
Net Income (Loss)	$207	$168	$144	$945
Less:
Net income (loss) attributable to noncontrolling interest	—	—	—	29
Net Income (Loss) Attributable to Stockholders	$207	$168	$144	$916

Denominator: (Thousands)
Weighted-Average Number of Common Shares Outstanding - Basic	45,684	50,924	45,694	55,703
Restricted stock units	284	376	268	292
Performance stock units	2,613	1,869	2,626	1,761
Weighted-Average Number of Common Shares Outstanding - Diluted	48,582	53,169	48,588	57,756

Earnings per Share - Basic	$4.52	$3.30	$3.15	$16.44
Earnings per Share - Diluted	4.25	3.16	2.96	15.86
15. Stockholders’ Equity
Share Repurchase Program
As of September 30, 2025, the Company had repurchased approximately 23% of its outstanding shares of common stock for a total of approximately $2 billion, exclusive of transaction costs and excise taxes.
In September 2025, the Board of Directors approved an increase in the existing capacity of the Company’s SRP from $995 million to $2 billion and extended the expiration date from December 31, 2026 to December 31, 2028. The execution of this additional authorization is contingent on the completion of the Freedom and Guernsey Acquisitions.
See Note 18 to the Annual Financial Statements for additional information relating to the SRP.
Summary of activity under the SRP:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Number of Shares	Share Price (a)	Total Amount	Number of Shares	Share Price (a)	Total Amount
Share repurchases	—	$—	$—	452,130	$186.24	$85
Share retirements	—	—	—	452,130	186.24	85
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

Accumulated Other Comprehensive Income
Changes in AOCI for the periods were:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$(12)	$(23)
Gains (losses) arising during the period	14	26
Reclassifications to Consolidated Statements of Operations	(7)	(1)
Income tax benefit (expense)	(3)	(7)
Other comprehensive income (loss)	4	18
Accumulated other comprehensive income (loss)	$(8)	$(5)

The components of AOCI, net of tax, as of September 30, were:

	2025	2024
Available-for-sale securities unrealized gain (loss), net	$3	$7
Postretirement benefit prior service credits (costs), net	12	16
Postretirement benefit actuarial gain (loss), net	(23)	(28)
Accumulated other comprehensive income (loss)	$(8)	$(5)
Reclassification adjustments from AOCI to the Consolidated Statements of Operations were non-material amounts for the nine months ended September 30, 2025 and 2024.
The postretirement obligations components of AOCI are not presented in their entirety on the Consolidated Statements of Operations during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits). See Note 12 for additional information.
16. Supplemental Cash Flow Information
Supplemental information for the Consolidated Statements of Cash Flows for the periods was:

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period
Interest and other finance charges, net of capitalized interest (a)	$143	$159
Income taxes	73	14

Unrealized (gain) loss on derivative instruments included on the Statements of Cash Flows
Commodity contracts	$54	$(58)
Interest rate swap contracts (interest expense)	14	(1)
Unrealized (gain) loss on derivative instruments	$68	$(59)

Depreciation, amortization and accretion included on the Statements of Cash Flows
Depreciation, amortization and accretion	$205	$225
Other	3	(9)
Depreciation, amortization and accretion	$208	$216

Reconciliation of other non-cash operating activities
Derivative option premium amortization	$40	$16
Stock-based compensation	42	24
Bitcoin revenue	—	(91)
Debt restructuring (gain) loss, net	—	(9)
Other	(2)	2
Total	$80	$(58)

Non-cash investing activities
Capital expenditure accrual increase (decrease)	$6	$(16)
__________________
(a)Capitalized interest was $2 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash and Restricted Cash
The following table provides a reconciliation of “Cash and cash equivalents” and “Restricted cash and cash equivalents” presented on the Consolidated Balance Sheets to such amounts shown on the Consolidated Statements of Cash Flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$497	$328
Restricted cash and cash equivalents (a)	—	37
Total	$497	$365
__________________
(a)Comprised of commodity exchange margin deposits.
17. Acquisitions and Divestitures
2025 Pending Acquisitions
Freedom and Guernsey Acquisitions. On July 17, 2025, the Company entered into two purchase and sale agreements (the “Purchase Agreements”) with affiliates of Caithness Energy pursuant to which it agreed to purchase (i) the Freedom Generating Station, a 1,045 MW (summer rating) natural gas fired combined cycle generation plant located in Luzerne County, Pennsylvania, for approximately $1.5 billion in cash; and (ii) the Guernsey Power Station, a 1,836 MW (summer rating) natural gas fired combined cycle generation plant located in Guernsey County, Ohio, for approximately $2.3 billion in cash, in each case as adjusted in accordance with the applicable Purchase Agreement. At closing, the Company is required under each Purchase Agreement to deposit 1% of the purchase price in cash with an escrow agent to secure the payment of certain customary post-closing purchase price adjustments.
Each transaction is subject to the satisfaction of customary closing conditions, including the expiration or termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR”), and regulatory approvals from the FERC and other regulatory agencies. These regulatory filings have all been made and are now pending at the agencies. After discussions with the U.S. Department of Justice (the “DOJ”) regarding the Company’s pending HSR application in connection with the Freedom and Guernsey Acquisitions, the Company determined it prudent to withdraw the application and promptly refiled the application on October 17, 2025 to restart the 30-day review period, and provide additional information to the DOJ voluntarily. The Purchase Agreements provide that either we or the sellers can terminate the applicable agreement if the respective acquisition is not completed by July 17, 2026 (which may be automatically extended to January 17, 2027 in the case of pending antitrust or regulatory approvals). Under certain circumstances, we may be required to pay the sellers a termination fee of approximately $63 million in the case of Freedom and $100 million in the case of Guernsey if the applicable acquisition is not consummated. The Freedom and Guernsey Acquisitions are both expected to close in the first quarter 2026.
See Note 10 for information on recent financing transactions related to the Freedom and Guernsey Acquisitions.
2025 Divestitures
Camden and Dartmouth Sales. In September 2025, we sold the Camden and Dartmouth generation facilities to an unaffiliated party for a combined as-adjusted purchase price of $25 million in cash, subject to further post-closing adjustments. A gain on sale of $22 million is presented as “Gain (loss) on sale of assets, net” on the Consolidated Statements of Operations for the nine months ended September 30, 2025.
2024 Divestitures
ERCOT Sale. In May 2024, we sold our 1,710 MW Texas generation portfolio to CPS Energy for $785 million, subject to customary net working capital adjustments. A gain on sale of $564 million is presented as “Gain (loss) on sale of assets, net” on the Consolidated Statements of Operations for the nine months ended September 30, 2024.
AWS Data Campus Sale. In March 2024, AWS purchased substantially all the assets related to the AWS Data Campus and certain other assets for gross proceeds of $650 million, of which $350 million were received at closing with the remaining $300 million held in escrow until August 2024. For the nine months ended September 30, 2024, a $324 million gain on sale is presented as “Gain (loss) on sale of assets, net” on the Consolidated Statements of Operations. In connection with the AWS Data Campus Sale, the Company entered into the initial AWS PPA. In June 2025, the Company and AWS entered into a revised AWS PPA, under which the Company is expected to provide AWS with up to 1,920 MW of “front-of-the-meter” power through 2042. The transition to the revised AWS PPA is expected to occur in Spring 2026.
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

	PJM	Other	Corporate and Eliminations	Total
Three Months Ended September 30, 2025
Operating revenues	$755	$75	$(18)	$812
Operation, maintenance and development expenses (a)	124	7
Interest expense and other finance charges	—	—	67	67
Other segment items (b)	266
Adjusted EBITDA	365
Capital expenditures	61	3	1	65

Three Months Ended September 30, 2024
Operating revenues	$575	$96	$(21)	$650
Operation, maintenance and development expenses (a)	115	12
Interest expense and other finance charges	—	—	66	66
Other segment items (b)	243
Adjusted EBITDA	217
Capital expenditures	54	3	1	58

	PJM	Other	Corporate and Eliminations	Total
Nine Months Ended September 30, 2025
Operating revenues	$1,760	$116	$(44)	$1,832
Operation, maintenance and development expenses (a)	442	27
Interest expense and other finance charges	—	—	203	203
Other segment items (b)	629
Adjusted EBITDA	689
Capital expenditures	156	8	2	166

Nine Months Ended September 30, 2024
Operating revenues	$1,446	$304	$(102)	$1,648
Operation, maintenance and development expenses (a)	384	61
Interest expense and other finance charges	—	—	187	187
Other segment items (b)	470
Adjusted EBITDA	592
Capital expenditures	123	23	1	147
__________________
(a)This significant segment expense category aligns with the segment-level information that is regularly provided to the CODM.
(b)Other segment items are primarily comprised of fuel and energy purchases.

Reconciliation of segment Adjusted EBITDA to Income (Loss) Before Income Taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PJM Segment Adjusted EBITDA	$365	$217	$689	$592

Reconciling Items:
Interest expense and other finance charges	$(67)	$(66)	$(203)	$(187)
Depreciation, amortization and accretion	(61)	(75)	(205)	(225)
Nuclear fuel amortization	(27)	(30)	(71)	(93)
Unrealized (gain) loss on commodity derivative contracts	36	102	(54)	58
Nuclear decommissioning trust funds gain (loss), net	81	67	149	169
Stock-based and other long-term incentive compensation expense	(18)	(11)	(49)	(43)
Gain (loss) on asset sales, net (a)	25	—	36	885
Operational and other restructuring activities	(14)	(40)	(23)	(61)
"Other" operating segment	16	28	24	71
Noncontrolling interest	—	3	—	21
Corporate and Eliminations	(18)	(15)	(60)	(57)
Other items	(14)	(1)	(19)	7
Income (Loss) Before Income Taxes	$304	$179	$214	$1,137
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
Recent Developments
Financing Transactions
Issuance of Senior Notes. In October 2025, TES issued: (i) $1.4 billion in aggregate principal amount of 6.25% Senior Unsecured Notes due 2034; and (ii) $1.29 billion in aggregate principal amount of 6.50% Senior Unsecured Notes due 2036. We expect to use the net proceeds from the Unsecured Notes, together with the proceeds of the new TLB-3 discussed below, to fund the Freedom and Guernsey Acquisitions.
Credit Facility Transactions. Also in October 2025, TES undertook the following financing transactions that are expected to become effective concurrently with the closing of either the Freedom Acquisition or the Guernsey Acquisition (whichever closes first): (i) allocated and priced a $1.2 billion senior secured term loan B credit facility (the TLB-3), a portion of which may be incurred on a delayed-draw basis, the proceeds of which, together with the proceeds from the Unsecured Notes, are intended to be used to fund the Freedom and Guernsey Acquisitions; (ii) received commitments to increase its existing RCF (including its revolving LC capacity) from $700 million to $900 million; and (iii) received commitments to upsize its existing $900 million LCF to $1.1 billion and extend the maturity from December 2026 to December 2027.
Bridge Commitment Termination. Also in October 2025, in connection with the financing transactions described above, TES terminated its previous commitment letters for $3.8 billion in secured and unsecured indebtedness to fund the Freedom and Guernsey Acquisitions.
See Notes 10 and 17 to the Interim Financial Statements for additional information on the financing transactions and the Freedom and Guernsey Acquisitions.
Upsize of Share Repurchase Program
In September 2025, the Board of Directors approved the upsizing of the Company’s existing SRP from $995 million to a aggregate remaining capacity of $2 billion and extended the expiration of the SRP from December 31, 2026 to December 31, 2028. The execution of this additional authorization is contingent on the completion of the Freedom and Guernsey Acquisitions.
See Note 15 to the Interim Financial Statements for additional information.
Sale of Nuclear Production Tax Credits
The Nuclear PTC, created under the Inflation Reduction Act, provides qualified nuclear power generation facilities with a transferable tax credit for electricity produced and sold to an unrelated party during each tax year. Subject to the qualification requirements, electricity produced and sold by Susquehanna to third parties from December 31, 2023 through December 31, 2032 is eligible for the credit.
In September 2025, we sold certain 2024 Nuclear PTCs to an unaffiliated third party for $191 million. See Note 4 to the Interim Financial Statements for additional information on the sale of the Nuclear PTCs.
See Note 3 to the Interim Financial Statements for additional information on the recognized revenue that is associated with the Nuclear PTC.
Camden and Dartmouth Sales
In September 2025, we sold the Camden and Dartmouth generation facilities for a combined as-adjusted purchase price of $25 million in cash, subject to further post-closing adjustments.
See Note 17 to the Interim Financial Statements for additional information.

Freedom and Guernsey Acquisitions
In July 2025, we entered into definitive agreements to acquire Caithness Energy’s 1,045 MW (summer rating) Freedom Generating Station in Pennsylvania and 1,836 MW (summer rating) Guernsey Power Station in Ohio, both gas fired combined cycle plants located within the PJM power market, for an aggregate gross purchase price of approximately $3.8 billion (subject to working capital and other customary adjustments), or $3.5 billion after adjusting for estimated tax benefits. See Note 10 to the Interim Financial Statements for additional information on the financing transactions related to the Freedom and Guernsey Acquisitions.
The addition of these assets to Talen’s portfolio will increase our generating capacity by approximately 3 gigawatts and is expected to enhance our ability to offer reliable, scalable, grid-supported, and regionally diverse low-carbon capacity to hyperscale data centers and other large commercial off-takers. Additionally, as these facilities have an average heat rate of 6,550 Btu/kWh, the Freedom and Guernsey Acquisitions will provide the Company with incremental baseload generation and cash flow diversification. The presence of these facilities in the PJM market complements our existing commercial and marketing capabilities, and their strategic location adjacent to the Marcellus and Utica shale formations provides ample natural gas supplies and reliable access to natural gas pipeline infrastructure and interconnects.
The transactions are subject to regulatory approvals and the satisfaction of other customary closing conditions, and are both expected to close in the first quarter of 2026. The relevant regulatory filings have all been made and are now pending at the agencies.
See Note 17 to the Interim Financial Statements for additional information on the Freedom and Guernsey Acquisitions and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended June 30, 2025 for a discussion of the associated risks.
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
Factors Affecting Our Financial Condition and Results of Operations
Earnings in future periods are subject to various uncertainties and risks. See “Cautionary Note Regarding Forward-Looking Information,” the sections entitled “Item 1A. Risk Factors” in this Report and our 2024 Annual Report, as updated by our 2025 Quarterly Reports, and Notes 2 and 9 to the Interim Financial Statements for additional information on our risks.
Commodity Markets
During the third quarter 2025, PJM weather-related volatility resulted in certain days that experienced above-average temperatures. This contributed to an increase in load demand and higher settled on-peak power prices for the period. Texas Eastern M-3 natural gas prices settled higher in the period due to the effect of increased electric demand despite elevated storage levels that continue to exceed the five-year average.
The weighted average settled on-peak power prices and natural gas prices for the PJM market for the three months ended September 30, were:

	2025	2024
PJM West Hub Day Ahead Peak - $/MWh	$61.89	$50.03
PJM PPL Zone Day Ahead Peak - $/MWh	47.78	37.54
Texas Eastern M-3 - $/MMBtu	2.27	1.50
The weighted average forward market prices for the periods from October 1 through December 31 as of September 30, were:

	2025	2024
PJM West Hub ATC - $/MWh	$47.50	$42.67
Texas Eastern M-3 - $/MMBtu	3.07	2.47
PJM West Hub ATC Spark Spreads - $/MWh (a)	26.00	25.34
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
Recently, PJM has delayed its auctions, which has resulted in less than 3 years between each auction and the start of the relevant PJM Capacity Year. The PJM BRA for the 2026/2027 PJM Capacity Year was held in July 2025. The capacity market construct provides generation owners some opportunity for revenue visibility on a multiyear basis and is intended to provide a price signal for new generation to be built in the future. See Note 9 to the Interim Financial Statements for additional information on the PJM capacity market, systemic risks, auction delays, and related legal actions.
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
Results of Operations
The results of operations presented below for the three and nine months ended September 30, 2025 and 2024, should be reviewed in conjunction with the Interim Financial Statements and Notes thereto. Our results of operations as reported in the Interim Financial Statements are prepared in accordance with GAAP.
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

Results for the Three Months Ended September 30, 2025 and 2024
The following table and subsequent section display the results of operations:

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024
Capacity revenues	$166	$50	$116
Energy and other revenues	604	505	99
Unrealized gain (loss) on derivative instruments (Note 2)	42	95	(53)
Operating Revenues (Note 3)	812	650	162

Fuel and energy purchases	(259)	(222)	(37)
Nuclear fuel amortization	(27)	(30)	3
Unrealized gain (loss) on derivative instruments (Note 2)	(6)	7	(13)
Energy Expenses	(292)	(245)	(47)

Operating Expenses
Operation, maintenance and development	(131)	(127)	(4)
General and administrative	(38)	(38)	—
Depreciation, amortization and accretion (Note 7)	(61)	(75)	14
Other operating income (expense), net	(27)	(7)	(20)
Operating Income (Loss)	263	158	105
Nuclear decommissioning trust funds gain (loss), net (Note 6)	81	67	14
Interest expense and other finance charges (Note 10)	(67)	(66)	(1)
Gain (loss) on sale of assets, net (Note 17)	25	—	25
Other non-operating income (expense), net	2	20	(18)
Income (Loss) Before Income Taxes	304	179	125
Income tax benefit (expense) (Note 4)	(97)	(11)	(86)
Net Income (Loss)	207	168	39
Net Income (Loss) Attributable to Stockholders	$207	$168	$39
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
Net Income (Loss) Attributable to Stockholders increased by $39 million, primarily driven by the factors discussed below.
•Operating Revenues, net of Energy Expenses. $115 million favorable increase, primarily due to the following:
◦Capacity Revenues. $116 million favorable increase. This is primarily related to a $172 million increase due to higher cleared capacity prices though the PJM BRA for the 2025/2026 PJM Capacity Year compared to the 2024/2025 PJM Capacity Year, partially offset by a $(56) million decrease due to lower volumes cleared though the PJM BRA for the 2025/2026 PJM Capacity Year compared to the 2024/2025 PJM Capacity Year.
◦Energy and Other Revenues, net of Fuel and Energy Purchases. $62 million favorable increase. This is primarily related to the combined effects of: (i) $118 million increase in margin associated with electric generation and ancillary revenue, primarily due to higher realized prices received at Susquehanna and our PJM fossil fleet, and higher generation volumes at our PJM fossil fleet, coupled with (ii) $36 million increase in realized hedge results. Such amounts are partially offset by a $(92) million decrease in digital revenue and Nuclear PTC revenue.
◦Unrealized Gain (Loss) on Derivative Instruments, net. $(66) million unfavorable decrease. This is primarily related to unrealized losses from the reversal of positions previously recognized as mark-to-market assets which settled during the period.
•Gain (Loss) on Sale of Assets, net. $25 million favorable increase. This is primarily related to a $22 million gain on sale of the Camden and Dartmouth facilities in September 2025.
•Income Tax Benefit (Expense). $(86) million unfavorable increase. This is primarily related to an increase in pre-tax income for the three months ended September 30, 2025, and the absence of a change in the Company’s valuation allowance that occurred in 2024.

Results for the Nine Months Ended September 30, 2025 and 2024
The following table and subsequent sections display the results of operations:

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024
Capacity revenues	$303	$141	$162
Energy and other revenues	1,552	1,444	108
Unrealized gain (loss) on derivative instruments (Note 2)	(23)	63	(86)
Operating Revenues (Note 3)	1,832	1,648	184

Fuel and energy purchases	(677)	(535)	(142)
Nuclear fuel amortization	(71)	(93)	22
Unrealized gain (loss) on derivative instruments (Note 2)	(31)	(5)	(26)
Energy Expenses	(779)	(633)	(146)

Operating Expenses
Operation, maintenance and development	(469)	(445)	(24)
General and administrative	(113)	(121)	8
Depreciation, amortization and accretion (Note 7)	(205)	(225)	20
Other operating income (expense), net	(43)	(14)	(29)
Operating Income (Loss)	223	210	13
Nuclear decommissioning trust funds gain (loss), net (Note 6)	149	169	(20)
Interest expense and other finance charges (Note 10)	(203)	(187)	(16)
Gain (loss) on sale of assets, net (Note 17)	36	885	(849)
Other non-operating income (expense), net	9	60	(51)
Income (Loss) Before Income Taxes	214	1,137	(923)
Income tax benefit (expense) (Note 4)	(70)	(192)	122
Net Income (Loss)	144	945	(801)
Less: Net income (loss) attributable to noncontrolling interest	—	29	29
Net Income (Loss) Attributable to Stockholders	$144	$916	$(772)
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Net Income (Loss) Attributable to Stockholders decreased by $(772) million, primarily driven by the factors discussed below.
•Operating Revenues, net of Energy Expenses. $38 million favorable increase, primarily due to the following:
◦Capacity Revenues. $162 million favorable increase. This is primarily related to a $246 million increase due to higher cleared capacity prices through the PJM BRA for the 2025/2026 PJM Capacity Year compared to the 2024/2025 PJM Capacity Year, partially offset by $(84) million decrease due to lower volumes cleared through the PJM BRA for the 2025/2026 PJM Capacity Year compared to the 2024/2025 PJM Capacity Year.
◦Energy and Other Revenues, net of Fuel and Energy Purchases. $(34) million unfavorable decrease. This is primarily related to the combined effects of: (i) $(235) million decrease in digital revenue and Nuclear PTC revenue, coupled with (ii) $(112) million decrease in realized hedge results. Such amounts are partially offset by $313 million increase in margin associated with electric generation and ancillary revenue, primarily due to higher realized prices received at Susquehanna and our PJM fossil fleet.
◦Unrealized Gain (Loss) on Derivative Instruments, net. $(112) million unfavorable decrease. This is primarily driven by $(84) million lower volume of hedge positions executed in the current period and $(27) million unrealized losses from the settlement of previously recognized mark-to-market liabilities.
•Nuclear Fuel Amortization. $22 million favorable decrease. This is primarily related to a $16 million decrease in the amortization of intangible assets related to certain nuclear fuel supply contracts which have expired.
•Operation, Maintenance and Development. $(24) million unfavorable increase. This is primarily due to incremental maintenance at Susquehanna performed during its planned refueling outage on Unit 2 in Spring 2025.
•Other Operating Income (Expense), net. $(29) million unfavorable decrease. This is primarily related to the loss resulting from the sale of Nuclear PTCs and noncash charges associated with miscellaneous assets.

•Gain (Loss) on Sale of Assets, net. $(849) million unfavorable decrease. This primarily consisted of a: (i) $564 million gain from the ERCOT Sale that closed in the second quarter 2024; (ii) $324 million gain from the AWS Data Campus Sale in the first quarter 2024; and (iii) a $22 million gain from the sale of the Camden and Dartmouth in September 2025. See Note 17 to the Interim Financial Statements for additional information.
•Other Non-Operating Income (Expense), net. $(51) million unfavorable decrease. This primarily consisted of interest income on cash deposits earned in 2024.
•Income Tax Benefit (Expense). $122 million favorable decrease. This is primarily due to a decrease in pre-tax income for the nine months ended September 30, 2025, and the absence of a change in the Company’s valuation allowance that occurred in 2024.
•Net Income Attributable to Noncontrolling Interest. $29 million favorable decrease. This is related to the purchase of the remaining noncontrolling interests in Cumulus Digital in the fourth quarter 2024.
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
Liquidity and Letter of Credit Capacity

	September 30, 2025	December 31, 2024
Cash and cash equivalents, unrestricted	$497	$328
Unutilized RCF capacity (a)	700	700
Total available liquidity	$1,197	$1,028
Additional unutilized LC capacity (b)	$465	$526
__________________
(a)RCF committed capacity can be used for direct cash borrowings and (or) LCs.
(b)Excludes LC capacity available under the RCF and includes LC capacity under the LCF.
In October 2025, TES received commitments to (i) increase its existing RCF (including its revolving LC capacity) from $700 million to $900 million and (ii) upsize its existing $900 million LCF to $1.1 billion and extend the maturity from December 2026 to December 2027, in each case effective upon the closing of either the Freedom Acquisition or the Guernsey Acquisition (whichever closes first). See Note 10 to the Interim Financial Statements for additional information.
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

	September 30, 2025	December 31, 2024
Outstanding surety bonds	$232	$234
In May 2025, the Company elected to replace a surety provider and, as of September 30, 2025, the replacement surety bonds issued by the new provider were outstanding. However, an aggregate $10 million of replaced surety bonds (included in the total above) continued to be outstanding as their release was not yet completed as of September 30, 2025.
Forecasted Uses of Cash
Capital Expenditures. Capital expenditure plans are revised periodically for changes in operational needs, market conditions, regulatory requirements, and cost projections. Accordingly, the expected cash requirements for capital expenditures are subject to revision.

	2025	2026
Nuclear fuel	$104	$122
PJM nuclear generation facility	40	53
PJM fossil generation facilities	41	77
Other	15	25
Total (a)	$200	$277
__________________
(a)Expected capitalized interest on capital expenditures is a non-material amount in 2025 and 2026.
Cash Flow Activities
Net cash provided by (used in) operating, investing, and financing activities for the periods was:

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024
Operating activities	$424	$246	$178
Investing activities	(156)	1,225	(1,381)
Financing activities	(136)	(1,240)	1,104
Operating activities
A change of $178 million in net cash provided by (used in) operating activities is generally aligned with results from operations combined with working capital changes in the normal course of business. See “—Results of Operations” for additional information.
Investing activities
A change of $(1,381) million in net cash provided by (used in) investing activities was primarily due to: (i) $(635) million in proceeds from the AWS Data Campus Sale in 2024; and (ii) $(763) million of proceeds from the ERCOT Sale in 2024. See Note 17 to the Interim Financial Statements for additional information on the AWS Data Campus Sale and the ERCOT Sale.
Financing activities
A change of $1,104 million in net cash provided by (used in) financing activities is primarily the result of the combined effect of the: (i) $182 million repayment of the Cumulus Digital TLF; (ii) $39 million purchase of noncontrolling interest in Cumulus Digital, both in the first quarter 2024; and (iii) a $853 million decrease in share repurchases.
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
The following table presents a reconciliation of the GAAP financial measure of “Net Income (Loss)” presented on the Consolidated Statements of Operations to the non-GAAP financial measure of Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	2025	2024
Net Income (Loss)	$207	$168	$144	$945
Adjustments
Interest expense and other finance charges	67	66	203	187
Income tax (benefit) expense	97	11	70	192
Depreciation, amortization and accretion	61	75	205	225
Nuclear fuel amortization	27	30	71	93
Unrealized (gain) loss on commodity derivative contracts	(36)	(102)	54	(58)
Nuclear decommissioning trust funds (gain) loss, net	(81)	(67)	(149)	(169)
Stock-based and other long-term incentive compensation expense	18	11	49	43
(Gain) loss on asset sales, net (a)	(25)	—	(36)	(885)
Operational and other restructuring activities	14	40	23	61
Noncontrolling interest	—	(3)	—	(21)
Other	14	1	19	(7)
Total Adjusted EBITDA	$363	$230	$653	$606
__________________
(a)See Note 17 to the Interim Financial Statements for additional information.

Critical Accounting Policies and Estimates
The Company’s financial statements are prepared in conformity with GAAP, which requires the application of appropriate accounting policies to form the basis of estimates utilizing methods, judgments, and (or) assumptions that materially affect: (i) the measurement and carrying values of assets and liabilities as of the date of the financial statements; (ii) the revenues recognized and expenses incurred during the presented reporting periods; and (iii) financial statement disclosures of commitments, contingencies, and other significant matters. Such judgments and assumptions may include significant subjectivity due to inherent uncertainties of future events which exist to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions or if different assumptions had been used. See our 2024 Annual Report for a description of our significant accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 2 to the Interim Financial Statements for a description of our market risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no additional material developments with respect to the information previously reported under “Part I, Item 3. Legal Proceedings” of our 2024 Annual Report, as updated by “Part II, Item 1. Legal Proceedings” of our 2025 Quarterly Reports.
See Note 9 to the Interim Financial Statements for information about other material legal proceedings to which we are subject.
ITEM 1A. RISK FACTORS
For information related to the Company’s risk factors, see “Part I, Item 1A. Risk Factors” in our 2024 Annual Report, as updated by our 2025 Quarterly Reports under “Part II, Item 1A. Risk Factors.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In October 2023, we announced the Board of Directors approved the SRP, initially authorizing the Company to repurchase up to $300 million of TEC’s outstanding common stock. In May 2024, the Board of Directors approved an increase in the then-remaining SRP capacity to $1 billion through the end of 2025. In September 2024, the Board of Directors again approved an increase in the then-remaining SRP capacity to $1.25 billion through December 31, 2026. In September 2025, the Board of Directors approved an increase in the then-remaining SRP capacity to $2 billion through December 31, 2028. The execution of this additional authorization is contingent on the completion of the Freedom and Guernsey Acquisitions. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in the Company’s 2024 Annual Report for additional information related to the SRP and shares repurchased under the SRP.
There were no share repurchases during the three months ended September 30, 2025.
For a description of limitations on the payment of our dividends, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2024 Annual Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number

2.1#^	Purchase and Sale Agreement, dated as of July 17, 2025, by and between Caithness Energy, L.L.C., as seller, and Talen Generation, LLC, as buyer.	10-Q	001-37388	August 7, 2025	2.1
2.2#^	Purchase and Sale Agreement, dated as of July 17, 2025, by and among Caithness Energy, L.L.C., as seller, Caithness Apex Guernsey, LLC, as subsidiary seller, and Talen Generation, LLC, as buyer.	10-Q	001-37388	August 7, 2025	2.2
3.1	Third Amended and Restated Certificate of Incorporation of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.1
3.2	Second Amended and Restated Bylaws of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.2
4.1	Indenture, dated as of October 27, 2025, by and among Talen Energy Supply, LLC, the guarantors party thereto, and Citibank, N.A., as Trustee (relating to the 2034 Notes).	8-K	001-37388	October 27, 2025	4.1
4.2	Form of 6.250% Senior Notes due 2034.	8-K	001-37388	October 27, 2025	4.2
4.3	Indenture, dated as of October 27, 2025, by and among Talen Energy Supply, LLC, the guarantors party thereto, and Citibank, N.A., as Trustee (relating to the 2036 Notes).	8-K	001-37388	October 27, 2025	4.3
4.4	Form of 6.500% Senior Notes due 2036.	8-K	001-37388	October 27, 2025	4.4
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101.INS*	Inline XBRL Instance Document.	—	—	—	—
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).	—	—	—	—

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
DOE. U.S. Department of Energy.

EPA. U.S. Environmental Protection Agency.
EPA CCR Rule. The national regulatory standards required by the EPA for the management of coal combustion residuals in landfills and surface impoundments.
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
ERCOT Sale. The sale of our Texas fleet to CPS Energy in May 2024.
Exchange Act. The Securities Exchange Act of 1934, as amended.
FERC. U.S. Federal Energy Regulatory Commission.
Freedom and Guernsey Acquisitions. Our pending acquisitions of the Freedom Generating Station in Pennsylvania and the Guernsey Power Station in Ohio from affiliates of Caithness Energy. See Note 17 to the Interim Financial Statements for additional information.
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
Inflation Reduction Act. The Inflation Reduction Act of 2022, which was signed into law in August 2022. The Inflation Reduction Act’s provisions included, among other things, amendments to the Internal Revenue Code of 1986 to create a nuclear production tax credit program.
Interim Financial Statements. The consolidated balance sheets of TEC as of September 30, 2025 and December 31, 2024; the related consolidated statements of operations, statements of comprehensive income, and statements of equity for the three and nine months ended September 30, 2025 and 2024; the consolidated statement of cash flows for the nine months ended September 30, 2025 and 2024; and the related notes.
ISA. Interconnection Service Agreement.
ISO. Independent System Operator.
LC. Letter of credit.
LCF. The $900 million stand-alone letter of credit facility established under the Credit Agreement. In October 2025, TES received commitments to upsize the LCF from $900 million to $1.1 billion and extend the maturity from December 2026 to December 2027 in connection with the closing of the Freedom and Guernsey Acquisitions.
Martins Creek. A Talen-owned and operated generation facility in Bangor, Pennsylvania.
MMBtu. One million British Thermal Units.

Montour. A Talen-owned and operated generation facility in Washingtonville, Pennsylvania.
MW. Megawatt.
MWd. Megawatt-day.
MWh. Megawatt-hour.
Nautilus. Nautilus Cryptomine LLC, a cryptocurrency project that was previously a joint venture between the Company and TeraWulf. The Company purchased TeraWulf’s interest in October 2024 and owns 100% of Nautilus. In June 2025, the Company ceased use of the Nautilus facility and related assets and obligations were derecognized.
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
PP&E. Property, plant and equipment.
RCF. The senior secured revolving credit facility that provides $700 million in aggregate revolving loan and LC commitments under the Credit Agreement. In October 2025, TES received commitments to increase the RCF (including its revolving LC capacity) from $700 million to $900 million in connection with the closing of the Freedom and Guernsey Acquisitions.
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
TLB-3. The $1.2 billion senior secured term loan B facility under the Credit Agreement, which is expected to be incurred in connection with the closing of the Freedom and Guernsey Acquisitions.
TLC LCF. The $470 million cash collateralized LC facility under the Credit Agreement. The TLC LCF was terminated in December 2024.
Unsecured Notes. TES’s 6.250% Senior Unsecured Notes due 2034 and 6.500% Senior Unsecured Notes due 2036.
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

Date:	November 5, 2025	By:	/s/ Terry L. Nutt
		Name:	Terry L. Nutt
		Title:	Chief Financial Officer