Form 10-K
period 2025-12-31
Talen Energy Corp
filed 2026-02-26
CIK 1622536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13.3 billion as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on 45,659,227 shares then outstanding at the Nasdaq closing price of $290.77 per share.
As of February 26, 2026, the registrant had outstanding 45,695,007 shares of common stock, par value $0.001 per share (“common stock”).
Documents Incorporated by Reference
The information required pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders (the “2026 Proxy Statement”), which will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

TALEN ENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
Capitalized terms and abbreviations used but not defined in this Annual Report on Form 10-K are defined in the glossary.

Form 10-K Table of Contents
CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements concerning expectations, beliefs, plans, objectives, goals, strategies, and (or) future performance or other events, as well as underlying assumptions and other statements, that are not statements of historical fact. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “target,” “project,” “forecast,” “seek,” “will,” “may,” “should,” “could,” “would,” or similar expressions. Although we believe that the expectations and assumptions reflected in these forward-looking statements are reasonable, there can be no assurance that these expectations and assumptions will prove to be correct. Forward-looking statements are subject to many risks and uncertainties. The results, events, or circumstances reflected in forward-looking statements may not be achieved or occur, and actual results, events, or circumstances may differ materially from those discussed in forward-looking statements.
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
In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. While we believe the estimated market and industry data included in this Report is generally reliable, such information is inherently uncertain and imprecise. Market and industry data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process, and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions, and estimates of the future performance of the markets in which we operate are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Information” and “Item 1A. Risk Factors” of this Report. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us. Accordingly, you are cautioned not to place undue reliance on such market and industry data or any other such estimates.

Form 10-K Table of Contents
PART I.
ITEM 1. BUSINESS
Talen is a leading independent power producer and energy infrastructure company dedicated to powering the future. We own and operate approximately 13.1 GW of power infrastructure in the United States, including 2.2 GW of nuclear power and a significant dispatchable fossil fleet. We produce and sell electricity, capacity, and ancillary services into wholesale U.S. power markets, with our generation fleet principally located in the Mid-Atlantic, Ohio, and Montana. Our team is committed to generating power safely and reliably and delivering the most value per megawatt produced. Talen is also powering the digital infrastructure revolution. We are well-positioned to serve this growing industry, as artificial intelligence data centers increasingly demand more reliable power.
Our Operations
Our Fleet
The following discussion provides a brief overview of our fleet. See “Item 2. Properties” for additional information on each of our facilities

PJM
WECC
Colstrip
PENELEC
PPL
Freedom
Montour
Susquehanna
Lower Mount Bethel
Martins Creek
Keystone
Conemaugh
AEP
Guernsey
Brunner Island
BGE
Brandon Shores
H.A. Wagner
Baseload
Intermediate
Peaker
Reliability Must Run

Highly efficient baseload generation. We own and operate over 5.7 GW of low- and zero-carbon baseload generation, including a 90% interest in, the 2.5 GW Susquehanna facility, the seventh largest nuclear-powered generation facility in the U.S. In 2025, we produced approximately 17 TWh of reliable, zero-carbon power from Susquehanna at a low all-in cost of approximately $27 per MWh, while also maintaining excellent safety and operational performance (when measured by standards adopted by the nuclear industry). While Susquehanna has typically comprised approximately half of our total annual generation, we recently added an additional 2.8 GW of low-carbon generation—the equivalent of more than the entire Susquehanna plant—through our recent acquisitions of Freedom and Guernsey, which are some of the new newest, most highly-efficient H-class combined-cycle baseload natural gas facilities in the market. We also recently entered into an agreement to acquire the Lawrenceburg Power Plant and Waterford Energy Center, combined-cycle baseload natural gas facilities totaling an additional 2.0 GW in Indiana and Ohio, as part of the pending Cornerstone Acquisition. These strategically located facilities complement our existing fleet and add to our large load contracting strategy by serving as a backstop for our other existing units, further enhancing our fleet’s efficiency, flexibility, environmental performance, and geographic reach while concurrently modernizing our asset base. See “—Recent Developments” and Note 17 to our Annual Financial Statements for additional information on the Freedom and Guernsey Acquisitions and the proposed Cornerstone Acquisition.

Form 10-K Table of Contents
Our baseload fleet has historically generated revenues primarily from energy sales into the PJM wholesale market, PJM capacity sales, and strategic hedging; however, as discussed further below, in June 2025, we and AWS entered into an expanded power purchase agreement for the long-term, fixed-price supply of up to 1,920 MW of power annually from Susquehanna to the adjacent AWS data center campus through 2042. See “—Our Key Markets and Revenue Streams—Contracted Revenues—AWS PPA” for additional information. The success of this arrangement opens up contractable opportunities for other assets under our “Talen flywheel” strategy. See “—Our Strategies—Combine the above strengths to execute on our “Talen flywheel” strategy” for additional information.
Dispatchable natural gas and oil intermediate and peaking units. Our 4.6 GW intermediate and peaking fleet (of which 2.9 GW is from Brunner Island and Montour after conversion, as discussed below) currently includes three technologically diverse natural gas generation facilities, with certain units capable of utilizing multiple fuel sources. We also recently entered into an agreement to acquire the Darby Generating Station, a 456 MW dual-fuel natural gas and oil peaking unit in Ohio, as part of the pending Cornerstone Acquisition. See “—Recent Developments” and Note 17 to the Annual Financial Statements for additional information. The dispatch diversity added by our intermediate and peaking units provides meaningful commercial and operational flexibility. These strategically located assets include significant generation in the attractive PJM wholesale market, allowing them to generate predictable revenues on cleared capacity while also benefiting from varying market dynamics and enhancing our ability to backstop long-term contractual obligations and other baseload capacity. See “Item 2. Properties” for additional information on each of these facilities.
Reliability assets and carbon deleveraging. Our coal-fired generation assets continue to be impacted by changing environmental regulations and power market economics. We have already completed the conversion of approximately 3.2 GW of our legacy coal fleet to lower-carbon fuels, including our Brunner Island and Montour facilities and Unit 3 of our H.A. Wagner facility. We are currently running our H.A. Wagner and Brandon Shores facilities, totaling 2.0 GW of capacity, under RMR agreements pursuant to which we receive fixed monthly payments in exchange for continuing to operate those facilities until May 31, 2029 (beyond their previously scheduled 2025 retirement dates) to maintain grid and transmission reliability in the Baltimore area until upgrades can be completed. See “—Our Key Markets and Revenue Streams—Contracted Revenues—Brandon Shores and H.A. Wagner RMR Arrangements” and Note 3 to the Annual Financial Statements for additional information on the RMR arrangements. We also own minority interests, totaling approximately 800 MW, in three coal-fired generation facilities in PJM and WECC, and we are exploring ways to maximize the value of these assets in the context of changing market conditions. See “Item 2. Properties” for additional information on each of these facilities.
Our Key Markets and Revenue Streams
Our operating revenues have historically consisted primarily of capacity revenues, energy/ancillary services revenues, and unrealized gain (loss) on hedging instruments. As further discussed below, we sell capacity and energy through a combination of forward auctions, future contracts, and spot market sales (as applicable). Beginning in mid-2025, our Brandon Shores and H.A. Wagner facilities began operating as reliability resources under RMR agreements that provide fixed payments to us in addition to reimbursement for certain costs and expenses. In addition, our Susquehanna facility is party to the AWS PPA for the supply of power from Susquehanna to AWS through long-term, fixed-price power commitments that increase over time. See “—Contracted Revenues” for additional information on both the RMR arrangements and the AWS PPA. We continue to evaluate business opportunities resulting from technological and industrial load growth. See “—Demand Growth from Multiple Sources” for additional information. We also benefit from the Nuclear PTC under the Inflation Reduction Act. See Notes 3 and 4 to the Annual Financial Statements for additional information.
Wholesale Markets
The substantial majority of our generation capacity is located in, and accordingly the majority of our revenues are derived from, PJM. Specifically, approximately 13 GW of our generation capacity is located in the MAAC (Mid-Atlantic Area Council), BGE (Baltimore Gas and Electric), and AEP (American Electric Power) regions of PJM. The remainder of our generation capacity is from the Colstrip facility within WECC. See “Item 2. Properties” for additional information on the market location of each of our facilities.
PJM. PJM is an RTO responsible for the operation of wholesale electric markets and for centrally dispatching electric systems in all or parts of 13 states and the District of Columbia. It coordinates the dispatch of approximately 182,000 MW of generating capacity to more than 67 million people and operates wholesale electricity markets with approximately 1,110 members. Generators in PJM may earn revenues from sales of capacity, energy, and (or) ancillary services.

Form 10-K Table of Contents
The PJM Reliability Pricing Model is intended to ensure that resources are available when needed for grid reliability. Under this model, PJM conducts a series of forward capacity auctions, which establish a long-term market for capacity. We sell capacity through PJM Base Residual Auctions and, to the extent we are unable to sell capacity through the PJM BRAs, we may sell uncleared capacity through PJM Incremental Auctions or bilateral capacity transactions. PJM BRAs are typically conducted three years prior to the start of the applicable capacity year (which runs from June 1–May 31), but the FERC has accepted requests by PJM to delay certain PJM BRAs in order to propose additional changes to the PJM Reliability Pricing Model. See “Item 1A. Risk Factors—Regulatory, Environmental, and Legal Risks—We could be impacted by changes in, or state interference with, the structure or operation of the markets in which we operate, including ongoing market restructuring in PJM.” and Note 9 to the Annual Financial Statements for additional information on ongoing market reforms in PJM and related auction delays. PJM also operates day-ahead and real-time markets into which generators can bid to provide energy and ancillary services. We sell energy/ancillary services into these markets. We also enter into bilateral transactions for the sale of energy directly to power purchasers.
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
Contracted Revenues
AWS PPA. In June 2025, we entered into an amended AWS PPA to expand, and eventually replace, the existing PPA with AWS. The existing Susquehanna co-located load AWS PPA between us and AWS will begin transitioning to a “front-of-the-meter” arrangement after the completion of transmission reconfiguration projects expected to occur in spring 2026 with full transition expected to occur in spring 2027. The AWS PPA requires Talen to deliver carbon-free power to AWS over a significant contract term at anticipated premium prices. At the full contract quantity, we will provide AWS with 1,920 MW of carbon-free nuclear power through 2042 (with options to further extend its duration) for operations at the AWS Data Campus adjacent to Susquehanna (with the ability to deliver to other sites throughout Pennsylvania). The AWS PPA, which has minimum commitments, has a power delivery schedule that ramps up over time, which is expected to achieve the full volume no later than 2032, with the potential to meaningfully accelerate. See “Item 3. Legal Proceedings—Susquehanna ISA Amendment” for more information on the resolution of previous legal and regulatory matters relating to the AWS PPA.
Brandon Shores and H.A. Wagner RMR Arrangements. The Brandon Shores and H.A. Wagner RMR arrangements extend the operating life of these plants through May 31, 2029, or until such time the necessary transmission upgrades are placed into service. Beginning June 1, 2025, the RMR arrangements provide an annual fixed-cost payment of $145 million ($312/MWd) for Brandon Shores and $35 million ($137/MWd) for H.A. Wagner, which includes a performance “hold back” of $5 million per year for Brandon Shores and $2.5 million per year for H.A. Wagner, each to be paid out based on unit performance. We also receive separate reimbursement for variable costs and approved project investments. See Note 3 to the Annual Financial Statements for additional information on the RMR arrangements.
Demand Growth from Multiple Sources
Power demand forecasts continue to rise over time in PJM compared to previous expectations. Summer peak load is forecasted to grow by approximately 66 GW by 2036, or an average of 3.6% per year over the next 10-year period. In January 2026, PJM released updated long-term load forecasts which point to RTO-wide load in summer 2036 that is approximately 5% higher than 2025 expectations. Fundamental demand growth in PJM is expected to come from multiple sources, most notably high-performance computing and data center demand, continued re-shoring in the wake of the COVID-19 pandemic and associated supply chain disruptions, and continued electrification of the U.S. economy. This demand growth is not currently well matched with increases in supply, as the PJM queue for new-build generation is predominately intermittent rather than dispatchable in nature. In addition, continued PJM coal plant retirements are expected through the end of the decade. These drivers of demand have had, and could continue to have, direct impacts on the overall supply/demand balance and resulting energy and capacity prices in the markets in which we operate, the profitability, value, and growth prospects of our business, and the regulatory framework under which we operate.
Fuel Supply
Our power generation assets are advantaged by significant fuel diversity, including nuclear, natural gas, coal, and oil capabilities. Further, our natural gas generation assets are situated near the Marcellus and Utica shale regions of Pennsylvania and Ohio, which provide access to fuel from some of the largest producing natural gas regions in the U.S. See “Item 2. Properties” for additional information on the fuel capabilities of each of our facilities.

Form 10-K Table of Contents
Nuclear. Susquehanna has a portfolio of supply contracts for raw uranium, conversion, enrichment, and fabrication. Our nuclear fuel cycle is fully contracted through the 2028 fuel load, more than 50% contracted through 2029, and over 20% contracted through 2030. We have no current fuel exposure to any Russian-affiliated counterparties. Susquehanna has an on-site dry-cask spent fuel storage facility that, together with its spent fuel pools, accommodates discharged SNF. We expect to continue expanding this storage facility in phases to accommodate additional SNF and, assuming receipt of appropriate approvals, we expect such expansion to accommodate all of the SNF discharged by Susquehanna through 2044, the current license life of unit 2. Federal law requires the U.S. government to provide for the permanent disposal of commercial SNF, but the government has not yet done so. Consequently, the government is required to reimburse Susquehanna for certain SNF storage costs through 2025 under a related settlement agreement, which we are currently in the process of seeking to extend through 2028. See Note 9 to the Annual Financial Statements for additional information on this arrangement.
Natural Gas and Oil. We manage our natural gas and oil supply utilizing a combination of contracted purchases, spot market purchases, and on-site storage for the commodities and pipeline capacity. The amount and duration of contracted purchases vary due to factors including fuel availability, economic considerations, and generation facility location on the pipeline grid. A significant portion of our natural gas needs are satisfied through short-term transactions on a spot basis. Oil is generally supplied from on-site inventory and replenished through purchases on the spot market. The price risk associated with these transactions is managed via financial hedges.
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
Seasonality/Scheduled Maintenance
The demand for and market prices of electricity and natural gas are affected considerably by weather and, as a result, our operating results may fluctuate significantly on a seasonal basis. In general, below-average temperatures in the winter and above-average temperatures in the summer tend to increase electricity demand, energy prices, and revenues. Alternatively, moderate temperatures tend to decrease electricity demand and may adversely affect resulting energy margins, particularly in PJM. In addition, our operating expenses typically fluctuate geographically on a seasonal basis, with peak power generation and expenses during the winter in the Mid-Atlantic. We ordinarily perform planned facility maintenance during milder non-peak demand periods in the spring and fall to ensure reliability during peak periods. The pattern of fluctuations in our operating results varies depending on the type and location of the facilities being serviced, the capacity markets served, the maintenance requirements of our facilities, and the terms of bilateral contracts to purchase or sell electricity. We maintain our fossil generation fleet through a combination of self-service and contracted maintenance activity (including long-term service agreements at certain facilities). Our largest recurring maintenance project is the annual spring refueling outage at Susquehanna. See also “Item 1A. Risk Factors—Industry and Market Risks—Our business is subject to physical, market, economic, and regulatory risks relating to weather conditions and extreme weather events.”
Competition
Increased competition in U.S. energy markets exists in part due to federal and state competitive market initiatives. The power generation business is regionally varied in industry structure and fundamentals. PJM, the primary market in which we operate, is a competitive market and has from time-to-time considered new market rules, while some states have considered re-regulation measures that could result in more limited opportunities for competitive energy suppliers. See Note 9 to the Annual Financial Statements for additional information on ongoing market reforms in PJM. We face competition in wholesale markets from other suppliers of available energy, capacity, and ancillary services, which may include operators of various competing generation technologies, such as natural gas-fired, coal-fired, and nuclear generation, as well as renewable and other alternative energy sources. Competition is affected by electricity and fuel prices, grid congestion, government subsidies for new and certain existing generation facilities (including some which might otherwise retire), new market entrants, construction of new generation assets, technological advances in power generation, environmental and regulatory matters, and various other factors. Competitors in wholesale power markets include other non-utility generators, regulated utilities and their competitive subsidiaries, industrial companies, financial institutions, and other energy marketers. See also “Item 1A. Risk Factors—Industry and Market Risks—We face intense competition in the competitive power generation market.” and “Item 1A. Risk Factors—Regulatory, Environmental, and Legal Risks—We could be impacted by changes in, or state interference with, the structure or operation of the markets in which we operate, including ongoing market restructuring in PJM.”

Form 10-K Table of Contents
Insurance
Power generation involves hazardous activities, which could expose our assets, employees, contractors, customers, and the general public to various risks inherent in the nature of our operations. Various hazards, including but not limited to accidents or natural disasters, can cause damage or destruction of our assets or other property and equipment, personal injury or loss of life, pollution or environmental damage, and (or) suspension of operations. We maintain a portfolio of general liability, property, business interruption, pollution liability, workers’ compensation, nuclear, cybersecurity, financial lines, and other insurance policies (as applicable) with varying limits, deductibles, and self-insurance that we believe are reasonable and prudent under the circumstances to cover our operations and assets; however, we cannot provide any assurance that our insurance program will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject, or that insurance coverage will continue to be available at economic rates or at all. We will continue to periodically evaluate our policy limits and retentions as they relate to the overall cost and scope of our insurance program. See also “Item 1A. Risk Factors—Commercial and Operational Risks—Operation of power generation facilities involves significant risks and hazards customary to the power industry, which we cannot assure our insurance will be adequate to cover.,” “Item 1C. Cybersecurity,” and Note 9 to the Annual Financial Statements.
Our Strategies
We believe we are well-positioned to achieve our business objectives through the following strategies:
Continue to focus on our core generation fleet that provides stable earnings and cash flows through operational excellence, high reliability, capital discipline, and prudent risk management. The foundation of our platform is safe, disciplined operational and commercial performance. Our core fleet, anchored by low-carbon baseload generation, produces stable earnings from cleared capacity and cash flows backed by multiple sources, including our AWS PPA and RMR arrangements. In today’s robust but volatile energy markets, our team has been able to capture high realized pricing through both reliable generation and strategic risk management. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We now also benefit from long-term, stable cash flows from both contractual revenues under the Brandon Shores and H.A. Wagner RMR arrangements and fixed-price power sales under the AWS PPA. See “—Our Key Markets and Revenue Streams—Contracted Revenues.” We drive operational excellence by maximizing the safety, reliability, and efficiency of our core assets. While we will continue to evaluate ways to find the highest and best use of our assets and capital, we are committed to maintaining best-in-class operations at our core generation facilities, including a disciplined cost structure across all categories. Our integrated generation, wholesale marketing, and commercial capabilities enable us to produce significant recurring cash flow, and our commercial and risk management strategies provide cash flow stability while balancing operational, price, and liquidity risk through physical and financial commodity transactions. We target a hedge range of 60-80% of our expected generation for the prompt 12 months and ratably scale the hedge percentage down further out in time to align with financial objectives, and we remain focused on maintaining appropriate risk management policies in the context of a right-sized balance sheet and the cash flow stability provided by long-term revenue contracts and backstopped by the Nuclear PTC.
Capture opportunities for long-term contracting arrangements with high quality counterparties. In addition to optimizing core operations, we believe we can unlock further value from our existing assets by driving the highest value per megawatt produced—supported by long-term power sales to computing, industrial, and other end users across our reliable portfolio that provides both baseload and dispatchable generation. We intend to grow our base of long-term contracting arrangements with high-quality, creditworthy counterparties to enhance earnings visibility, support sustainable growth, and create long-term value. Our focus will be on counterparties with strong credit profiles and strategic alignment, with contract terms designed to balance competitive pricing, operational flexibility, and appropriate risk protections. Accelerating demand from hyperscalers, industrial customers, and re-shoring of manufacturing drives load growth, which creates an attractive opportunity to contract reliable baseload generation for extended periods. Our operational track record and ability to deliver speed-to-market, price certainty, and scale position us well to achieve pricing premiums and contract structures that capture significant margin while also materially reducing commodity exposure and cash flow cyclicality. Importantly, these arrangements will also enable more efficient planning and resource deployment across the Company and the markets in which we operate. We will also continue to maintain a balanced portfolio by retaining a merchant component to serve as a backstop, preserve flexibility, provide downside protection, and selectively benefit from volatility.

Form 10-K Table of Contents
Maintain balance sheet strength with disciplined financial policy and capital allocation. We will continue to deploy a disciplined financial policy centered on high-quality cash flow generation, prudent leverage, and an efficient cost of capital. We have a strong balance sheet underpinned by modest leverage, robust liquidity, and long-dated debt maturities, as well as ample capacity and counterparty appetite for lien-based hedging, which does not require cash collateral posting. We view our balance sheet as a tool, providing flexibility to fund operations, manage commercial activity, and pursue value-accretive activities if the right opportunities arise. We will continue balancing reinvestment and deleveraging priorities with a commitment to returning capital to shareholders as free cash flow expands. We expect to target net leverage of approximately 3.5x or less through the cycle, while retaining a deliberate “toggle” to prioritize the most accretive use of capital—whether deleveraging, reinvestment, or shareholder returns—and to selectively lean into opportunities that are clearly cash flow accretive and value-enhancing. This framework preserves financial flexibility, supports counterparties’ confidence, and positions us to execute through market cycles. Our leverage framework is a target, not an absolute constraint, and we retain the flexibility to temporarily lean into incremental leverage for the right opportunity when returns justify it, while maintaining a clear path back to our leverage objectives. This disciplined approach strengthens financial resilience, supports commercial execution, and reinforces our ability to deploy capital dynamically as conditions evolve.
Continue to grow and diversify our fleet in a capital efficient manner. We intend to continue building on our track record to grow and diversify our generation fleet in a capital-efficient manner through a disciplined mix of value-uplift initiatives that expand scale, improve flexibility and reliability, and provide durable economics. We intend to maintain flexibility to pursue both organic and inorganic growth opportunities and to deploy capital where we can generate compelling risk-adjusted returns. This could include uprates and other improvements to existing assets, selectively acquiring assets that are immediately accretive, and advancing development opportunities. We will prioritize opportunities that complement our operational strengths, support long-term contracting premiums, and improve portfolio resilience. For instance, our recent Freedom and Guernsey Acquisitions bring highly-efficient baseload assets with high-capacity performance that are a reliable part of the grid today. Our platform provides additional pathways to growth, including advantaged land positions at or near existing assets with large interconnects that provide speed-to-market and expand our range of development and partnership options. We will continue to evaluate strategic opportunities where the economics are compelling, leveraging our experience to replicate successful structures and transactions, with any investment requiring a clear, durable returns profile relative to other uses of capital. We will apply disciplined investment criteria in our underwriting cases that are centered on risk-adjusted returns, resilience across market cycles, and clear pathways to value creation while also maintaining appropriate liquidity and leverage and adhering to a thoughtful overall capital allocation framework.
Combine the above strengths to execute on our “Talen flywheel” strategy. The Talen flywheel is a repeatable value creation strategy that leverages our platform of reliable, scalable generation assets and commercial capabilities to deliver durable free cash flow growth across market cycles. The flywheel includes contracting long-term power sales with high-quality, large-load counterparties where our assets and sites are advantaged in delivering speed-to-market, large-scale capability, price certainty, and appropriate credit support. These contracts can lock in meaningful premiums and provide visible, stable cash flows, improving the risk profile of our business and its related cash flows, which ultimately strengthen our financial foundation. With that strengthened cash flow profile and balance sheet, we are positioned to grow and diversify our fleet in a capital-efficient manner through a disciplined mix of acquisitions, selective development, land and interconnection monetization, and strategic partnerships, expanding our long-term contracting opportunity set while maintaining operational flexibility. This strategy is enabled by utilizing our balance sheet capacity as a strategic asset—toggling between shareholder returns and accretive strategic investments as market conditions and relative returns warrant—while targeting prudent leverage levels over time. For instance, we recently completed the acquisitions of Freedom and Guernsey and expect to acquire additional facilities through our pending Cornerstone Acquisition later this year. This cycle—contract assets, add assets, contract again—which we call the “Talen flywheel,” is designed to increase the number of high-quality, contractable opportunities across the portfolio, enabling us to pair reliable assets with long-term, creditworthy demand in a way that enhances stability while preserving flexibility.
Recent Developments
Cornerstone Acquisition
On January 15, 2026, we entered into the Cornerstone Merger Agreement to acquire from affiliates of Energy Capital Partners (“ECP”) the 875 MW Waterford Energy Center and 456 MW Darby Generating Station, both located in Ohio, and the 1,120 MW Lawrenceburg Power Plant located in Indiana, for an aggregate purchase price of $3.45 billion, consisting of $2.55 billion in cash, subject to working capital and other customary adjustments, and 2,400,000 shares of Talen common stock, valued at approximately $900 million at the time of the entry into the Cornerstone Merger Agreement. The Company expects the cash portion of the purchase price to be funded from the proceeds of new indebtedness. The stock consideration will be subject to lock-ups of 90 days on 50% of the stock consideration and 180 days on the remaining stock consideration.

Form 10-K Table of Contents
The addition of these assets to Talen’s portfolio will increase generation capacity by approximately 2.5 GW of natural gas generation, substantially expanding Talen’s presence in the western PJM market and adding additional efficient baseload generation assets to its fleet.
In connection with the stock consideration, at the closing of the Cornerstone Acquisition, we intend to enter into the Cornerstone RRA with certain parties thereto substantially in the form attached to this Report as Exhibit 4.16. Pursuant to the terms of the Cornerstone RRA, the Company will agree to use its commercially reasonable efforts to file a registration statement on Form S-3 under the Securities Act of 1933, as amended, to register the TEC common stock issued pursuant to the Cornerstone Merger Agreement with the SEC within three business days (and in any event within five business days) after issuance. See also “Item 1A. Risk Factors—Financial and Equity Risks—A number of factors could adversely affect the market price or trading volume of our common stock, even if our business is doing well, including but not limited to substantial sales of our common stock by existing shareholders, future issuances of equity or debt securities by us, and (or) research or reports published by financial analysts.”
The proposed Cornerstone Acquisition is subject to regulatory approvals and the satisfaction of other customary closing conditions, and is expected to close early in the second half of 2026.
See Note 17 to the Annual Financial Statements for additional information on the Cornerstone Acquisition and “Item 1A. Risk Factors—Risks Related to the Cornerstone Acquisition” of this Report for a discussion of the associated risks.
The foregoing description of the Cornerstone Merger Agreement and the transaction contemplated thereby is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Cornerstone Merger Agreement, a copy of which is incorporated by reference as Exhibit 2.1 to this Report. The Cornerstone Merger Agreement is being filed only to provide investors with information regarding their terms and are not intended to provide any other factual information about the parties thereto. Investors should not rely on the representations, warranties, or covenants in the Cornerstone Merger Agreement, which may be subject to important limitations and qualifications, and which may change after the date of the Cornerstone Merger Agreement, as characterizations of the actual state of facts or condition of the Company, the sellers, or any of their respective subsidiaries or affiliates.
PJM 2027/2028 Base Residual Auction
In December 2025, PJM announced the results of the 2027/2028 PJM BRA. Talen cleared 8,745 MW at a price of $333.44/MWd.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Financial Condition and Results of Operations—Capacity Markets” for additional information.
Closing of the Freedom and Guernsey Acquisitions
In November 2025, the Company consummated the Freedom and Guernsey Acquisitions for an aggregate $3.8 billion which is subject to certain post-closing adjustments for net working capital and other customary items. The Freedom and Guernsey Acquisitions were funded from the proceeds of the Unsecured Notes and the TLB-3. Additionally, TES increased its RCF (including its revolving LC capacity) from $700 million to $900 million and increased its LCF from $900 million to $1.1 billion and extended its maturity from December 2026 to December 2027.
Issuance of Senior Notes. In October 2025, TES issued (i) $1.4 billion in aggregate principal amount of 6.250% Senior Unsecured Notes due 2034, and (ii) $1.3 billion in aggregate principal amount of 6.500% Senior Unsecured Notes due 2036
See Notes 10 and 17 to the Annual Financial Statements for additional information on the financing transactions and issuance of the Unsecured Notes, and the Freedom and Guernsey Acquisitions, respectively.
Legal, Regulatory, and Environmental Matters
Legal Matters
We are involved in various legal and administrative proceedings, investigations, claims, and litigation from time to time in the course of our business. Such matters may include, but are not limited to, those relating to employment and benefits, commercial disputes, personal injury, property damage, regulatory matters, environmental matters, and various other claims for injuries and (or) damages. While we believe we have meritorious positions and will continue to appropriately respond to all legal matters, because of the inherently unpredictable nature of legal proceedings, there is a wide range of potential outcomes for any such matter. See “Item 1A. Risk Factors—Regulatory, Environmental, and Legal Risks” for additional information on legal risks related to our business. See “Item 3. Legal Proceedings” and Note 9 to the Annual Financial Statements for additional information on specific legal matters.

Form 10-K Table of Contents
Energy Regulation
We are subject to regulation by federal and state agencies and other bodies that exercise regulatory authority in the various regions where we conduct business, including but not limited to the FERC; the Department of Energy; the NRC; NERC; the Federal Communications Commission; and state public utility commissions. In addition, the RTOs and ISOs in the regions in which we conduct business inherently have complex rules that are intended to balance the interests of market stakeholders. See “Item 1A. Risk Factors—Regulatory, Environmental, and Legal Risks” for additional information on regulatory risks related to our business. The following discussion provides an overview of certain key regulatory matters applicable to our business. See Note 9 to the Annual Financial Statements for additional information on these and other regulatory topics.
FERC. Our subsidiaries that own or control electric generation facilities are defined as public utilities under the Federal Power Act and are subject to the FERC’s exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. The FERC has the authority to grant or deny market-based rate authority for wholesale sales of energy, capacity, and ancillary services to ensure that such sales are just and reasonable and not unduly discriminatory, and to suspend market-based rate authority and set cost-based rates if it finds that its previous grant of market-based rate authority is no longer just and reasonable. Other matters subject to the FERC’s jurisdiction include, but are not limited to: review of certain public utility dispositions of jurisdictional facilities, mergers, acquisitions of other public utility securities, or acquisitions of existing generation facilities; review of certain holding company acquisitions of securities of, or mergers with, a public utility or other holding company; third-party financings; affiliate transactions; intercompany financings and cash management arrangements; and certain internal corporate reorganizations.
RTOs and ISOs. RTOs and ISOs are the FERC-regulated entities that exist in several regions to provide transmission service across multiple transmission systems. The FERC has approved PJM, MISO, ISO-NE, and SPP as RTOs and CAISO and NYISO as ISOs. These entities are responsible for regional planning, managing transmission congestion, developing wholesale markets for energy and capacity, maintaining reliability, market monitoring, the scheduling of physical power sales brokered through ICE and NYMEX, and managing transmission charges across multiple systems. With the exception of Colstrip in Montana, all of our generation facilities currently participate in the wholesale electricity markets administered by PJM. See “—Our Operations—Our Key Markets and Revenue Streams—Wholesale Markets” for additional information on the RTOs and ISOs in which we operate.
Nuclear. Under the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), our operation and 90% ownership of Susquehanna are subject to regulation by the NRC, including requirements pertaining to, among other matters: licensing, inspection, and enforcement; testing, evaluation, and modification of all aspects of nuclear reactor power generation facility design and operation; environmental and safety performance; handling and storage of SNF; technical and financial qualifications; decommissioning funding assurance; and transfer and foreign ownership restrictions. The NRC may modify, suspend, or revoke operating licenses and impose civil or criminal penalties for failure to comply with the Atomic Energy Act or the terms of nuclear operating licenses. In addition, new or amended NRC safety and regulatory requirements may give rise to additional operation and maintenance costs and capital expenditures. The current facility operating licenses for our two units at Susquehanna expire in 2042 and 2044. See Note 6 to the Annual Financial Statements for additional information on the NDT. See “—Our Operations—Fuel Supply—Nuclear” for additional information on SNF.
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

Form 10-K Table of Contents
See “Item 1A. Risk Factors—Regulatory, Environmental, and Legal Risks” for additional information on environmental risks related to our business. The following discussion provides an overview of certain key environmental matters. See Note 9 to the Annual Financial Statements for additional information on these and other environmental topics.
Air. Under the Clean Air Act, as well as comparable state laws and local ordinances, our plants are subject to extensive emission control, emission allowance, emission monitoring, and air reporting obligations. Compliance with these requirements impacts the operation of our plants as well as their operating costs. In addition, new or modified obligations could significantly impact how we produce electricity and the life of certain plants (in some cases resulting in premature unit retirements) and could impede strategic planning. Key air matters currently affecting our business include, but are not limited to, nitrogen oxides requirements (including potential implementation of the EPA’s Good Neighbor Plan or similar requirements) as well as the revised 2024 GHG Rule, which could significantly impact certain facilities, including our Colstrip facility. These rules are being legally challenged by us and others and are being reconsidered by the EPA.
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
The EPA’s regulation of CCRs under the RCRA is a currently evolving regulatory program under which we may incur significant costs impacting AROs. We have joined several parties to legally challenge the EPA’s requirements for legacy CCR surface impoundments under the EPA CCR Rule that was finalized in 2024, while also following the Rule’s timeline to assess applicability and define cost impacts to our business.
Water. Various statutes and regulations at the federal, state, regional, and local levels govern water use, discharge, protection, and influence and add challenge and uncertainty to our business. The Federal Water Pollution Control Act, known as the Clean Water Act (“CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants into federal and state waters. The discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by the EPA or a state equivalent agency. Compliance with existing and future requirements may increase costs, affect operations, and impede strategic planning. One of the most impactful CWA programs currently affecting our business is the 2024 EPA ELG Rule, under which certain of our generation facilities have incurred operating restrictions and committed to prematurely end the use of certain fuels. In the future, new permit conditions could be established to meet the requirements in the EPA ELG Rule, which will be defined following negotiations with state permitting authorities. We and other parties are legally challenging the 2024 EPA ELG Rule. Additionally, the EPA has extended the compliance deadlines for the 2024 EPA ELG Rule by five years. The extension rule has been legally challenged by environmental groups. Until litigation is complete and permit conditions are established, full cost impacts remain uncertain.
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
Environmental
Our emission profile is anchored by Susquehanna, which enabled us to generate 42% of our electricity output carbon-free in 2025, and our natural gas portfolio also includes a number of energy-efficient assets with low heat rates that provide a lower carbon intensity than traditional fossil fuel sources. The acquisitions of the Freedom and Guernsey plants further enhance our fleet, adding approximately 2.8 GW of high-quality, modern, efficient, baseload natural gas generation to our portfolio. We have reduced our environmental footprint over the past several years, investing heavily in environmental controls and switching to cleaner fuels in response to market and other conditions. We have already completed the conversion of our Brunner Island, Montour, and H.A. Wagner plants to lower-carbon fuels. See “—Our Fleet—Reliability assets and carbon deleveraging” for additional information.

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
Community Engagement
We generally focus our community engagement and philanthropic efforts in the local communities we serve and where our employees live and work. We believe that a decentralized approach to engagement and giving allows us to more effectively identify areas of need and have a greater local impact. Across our fleet and our corporate offices, our facilities and their employees, often in conjunction with charitable organizations such as United Way, Salvation Army, and local food banks, we strive to participate regularly in events supplying holiday toys, school supplies, food, winter coats, volunteer hours, and monetary donations. For instance, to date, events hosted by Susquehanna have raised approximately $1.5 million for the Berwick Area United Way. Our plants also provide community education through both on-site and off-site programs and events with first responders, professional organizations, students, interns, scouts, and other groups. The majority of our operating facilities also provide nature preserves or other recreational sites that allow for community activities such as golf, fishing and boating, walking and hiking, outdoor education, sports, and other events.
Our business also provides significant support to the communities in which we operate in the form of critical services, high-quality jobs, economic development, and tax dollars. We have adopted a Supplier Code of Conduct (available on our website) to promote safe, ethical, and socially conscious behavior among our suppliers. In 2025, we reached a settlement with key stakeholders to continue running both of our Maryland generation facilities through May 2029 under RMR arrangements. The continued operation of these facilities maintains critical infrastructure, facilitates reliable electricity in Baltimore, and protects Maryland consumer electricity rates. See “—Our Key Markets and Revenue Streams—Contracted Revenues—Brandon Shores and H.A. Wagner RMR Arrangements” and Note 3 to the Annual Financial Statements for additional information on the RMR arrangements.
We believe the emerging data economy and the growing importance of artificial intelligence and continued re-shoring of manufacturing and other industries will require an all-of-the-above approach to generating the electricity necessary to power load in a responsible and efficient manner. Our AWS PPA is an example of how we are powering the future in partnership with data center and artificial intelligence enterprises and, in the case of the AWS PPA, doing so with large volumes of clean, carbon-free energy. We are actively engaged in the policy discussions taking place between generators, PJM, political leaders, and consumer advocates to solve burgeoning resource adequacy issues and seek to ensure the availability of affordable and reliable power in the regions we serve.
Human Capital
We strive to maintain a culture that empowers our employees to influence operational decisions and to trust and rely on each other, while driving safety, operational excellence, and strong financial performance. We view our people as vital assets and key stakeholders in our business. Accordingly, we invest in our employees by prioritizing their safety, offering numerous training and development opportunities, valuing employee feedback, providing competitive compensation that shares in the success of our business, delivering comprehensive health and wellness benefits, and fostering an inclusive and respectful workplace.
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
We track and (or) externally report OSHA recordable incidents, lost time injuries, and near miss incidents to enhance knowledge sharing and organizational learning. In 2025, we had eleven OSHA recordable incidents and an OSHA Total Recordable Incident Rate (“TRIR”) of 0.55. Our overall safety performance is a result of an enhanced health and safety framework and training, increased leadership visibility and accountability, and a greater focus on incident reporting, including near misses and good catches. Our safety team reviews several proactive metrics to mitigate risks before they become safety incidents. All employees and contractors are required to immediately report all safety-related incidents and have a responsibility to stop work when there is a safety concern. Once a “stop work” situation has been identified, a corrective plan must be developed and the safety team determines a path to continue work. Prior to resumption of work, a supervisor or manager that is “one step removed” must review and concur with the plan to continue work. Susquehanna has an additional corrective action Employee Concerns Program that establishes procedures for reporting and resolving nuclear safety and general work environment concerns.

Form 10-K Table of Contents
We continuously work to improve safety. In 2022, we implemented an annual Safety Assessment Program, under which safety professionals from across the organization inspect plants with a focus on workplace inspections, work observations, and regulatory compliance. Other recent safety enhancements have included improvements to our overall safety management system, as well as the addition of a company-wide safety summit, a strain/sprain program, a supervisor safety assessment program, and a human performance management program. We believe these initiatives will continue to support our strong safety culture. Our safety management system allows frequent analysis of all aspects of safety for continuous monitoring and improvement, and has been key to our safety performance in 2025.
Training, Development, and Feedback. We recognize that our success depends on our ability to attract, retain, motivate, and develop qualified personnel, and we strive to provide our employees with the tools they need to succeed personally and professionally. We provide training programs covering a wide range of relevant job- and Company-specific topics for employees in all positions, including continuing education resources for professional licenses, and we also regularly promote and train interested employees into new roles. To support continuous development, we offer a self-directed professional learning framework that enables employees to take ownership of their learning through curated development pathways, skill-building resources, and development planning tools aligned to business needs. This framework supports internal mobility, leadership readiness, and the development of skills critical to our evolving business. To train the next generation of professionals, we offer apprenticeship programs, internships, and educational assistance. To further develop promising leadership across our organization, we offer programs such as the Talen Leadership Academy and the Union Leader Academy, which are seminars covering a variety of business, operational, leadership, and interpersonal skills.
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
Compensation, Benefits, and Wellness. We are committed to maintaining a highly competitive compensation structure. We maintain short-term and long-term cash incentive programs for many employees, as well as a long-term equity compensation program that aligns the interests of key team members with our strategy and the interests of our stockholders. In 2025, we began offering an employee stock purchase program, under which eligible employees can purchase our common stock at a discount through payroll deductions. Full- and part-time employees also qualify for our 401(k) plan, under which we make fixed, matching, and (or) additional discretionary contributions (depending on employment specifics).
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
Collective Bargaining Agreements. As of December 31, 2025, we had approximately 1,880 full-time employees, approximately 43% of which were represented by labor unions. Our collective bargaining agreements (“CBA”) include: (i) a CBA with IBEW Local 1638, covering 186 Talen Montana employees, which is in effect until April 2026; (ii) a CBA with Teamsters Local 190, covering six Talen Montana employees, which is in effect until August 2027; and (iii) a CBA with IBEW Local 1600, covering 624 Pennsylvania employees, which is in effect until August 2030.
Governance
We are committed to maintaining corporate governance policies and practices that support the interests of all our stakeholders. Our values of Excellence, No Harm, Integrity, and Continuous Improvement help foster a culture of robust governance from the Board of Directors and officers to each employee. Additional information about our corporate governance will be set forth in the 2026 Proxy Statement.
Corporate and Other Available Information
We are a Delaware corporation with our principal executive office located at 2929 Allen Parkway, Suite 2200, Houston, TX 77019. The telephone number for our principal executive office is (888) 211-6011. We maintain a website at www.talenenergy.com. Information contained on or accessible from our website is not, and shall not be deemed to be, incorporated by reference into this Report or any other filings with the U.S. Securities and Exchange Commission (the “SEC”).

Form 10-K Table of Contents
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
The effects of storms, floods, and other climatic events could disrupt our operations and cause us to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses, or power purchase costs. Such climatic events could also affect the availability of secure and economical fuel and water supplies in some locations, both of which are essential for the continued operation of our generation facilities.
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
Market competition may adversely affect our ability to operate profitably and generate positive cash flow. We sell our capacity, electricity, and ancillary services into competitive wholesale markets through a combination of capacity auctions, day-ahead and real-time spot markets, and futures contracts. Our business model depends on us successfully operating in a competitive environment and, unlike regulated utilities, we are not assured of any rate of return on capital investments through a regulated rate structure. Competitors in wholesale power markets include other non-utility generators, regulated utilities and their competitive subsidiaries, industrial companies, financial institutions, and other energy marketers. See also “Item 1. Business—Our Operations—Competition.” Some of our competitors may have advantages over us through access to greater resources, newer generation facilities, lower costs, or more experience. Our ability to compete is affected primarily by electricity prices, fuel prices, the relative cost of electric generation, and the reliability and availability of generation assets. These factors can be impacted by generation additions or retirements from the market, changes in natural gas distribution networks that affect the price and availability of fuel utilized for electric generation, changes in storage assets and transmission capacity, and technological advances in power generation and efficiency. Competition may also be impacted by the actions of environmental and other governmental authorities, including but not limited to the establishment of legislation or subsidies favoring one form of generation over another (such as investment tax credits, production tax credits, and other factors); for example, the Inflation Reduction Act contains a number of tax credits and incentives relating to renewable energy projects and clean energy technologies. Any negative impact on our ability to compete could adversely impact our business. See also “—Regulatory, Environmental, and Legal Risks—We could be impacted by changes in, or state interference with, the structure or operation of the markets in which we operate, including ongoing market restructuring in PJM.”
Our business is subject to extensive regulation, which may increase our costs, reduce our revenues, or limit operation of our facilities.
Our business is subject to extensive energy, reliability, market, nuclear, environmental, and safety laws, regulations, and requirements, among others. See also “Item 1. Business—Legal, Regulatory, and Environmental Matters.” Some of the key rules and regulations impacting our business include, among others, those set forth by: (i) the FERC, relating to the generation, sale, and transmission of electricity, and its designated Electric Reliability Organization (currently NERC), relating to reliability standards for the bulk power system; (ii) PJM, relating to the reliability and performance of generation facilities and operation of the energy and capacity markets; (iii) the NRC, relating to the licensing, operation, and ownership of nuclear facilities; (iv) the EPA, relating to environmental protection and permitting; and (v) various state and local jurisdictions, relating to similar and other matters. We may also from time-to-time become subject to new or revised laws, regulations, or requirements. The costs of compliance with these requirements may be substantial, and any non-compliance or inability to comply could result in the suspension or curtailment of our electricity sales and power delivery; the cessation, suspension, delay, or limitation of our operations; premature unit retirements; and (or) monetary penalties, increased compliance obligations, or other types of sanctions. See also “—Regulatory, Environmental, and Legal Risks.”

Form 10-K Table of Contents
Our business could be adversely affected by events outside of our control, including armed conflicts, war, terrorist attacks or threats, government shutdowns, pandemics, natural disasters, cyber-based attacks, or other significant events.
Instability and unrest, as well as war, other armed conflicts, economic sanctions, acts of terrorism, or threats thereof may lead to economic disruption that could adversely affect our business through high volatility in fuel and other commodity prices, difficulty obtaining products such as nuclear fuel, disruptions in supply chains, disruptions or volatility in financial markets, or other factors. Additionally, during periods of federal government shutdowns, many government agencies cease to operate at full capacity or at all, which could result in the suspension of ongoing application processes, significant delays in regulatory approvals or other project timing, and difficulty in conducting any other business requiring government participation or approval. In addition, we could be adversely affected by an epidemic, an infectious disease outbreak, or other public health events, which could impact our workforce and the availability of other resources, resulting in decreased service levels and increased costs. Furthermore, as a significant portion of our power generation facilities are geographically concentrated in the mid-Atlantic area of the United States, we face increased risk that a natural or man-made disaster in that area could adversely affect a large part of our operations.
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
We are exposed to price variability associated with future sales and (or) purchases of power products, fuel, environmental products, and other commodities in competitive wholesale markets, which contribute to uncertainty in the future performance and cash flows of our business. See also “—Industry and Market Risks—We may be adversely impacted by changes in the market prices, availability, and transmission of electricity, fuel, and other commodities.” We actively manage the market risk inherent in our business through our commercial risk management activities, which utilize a variety of physical and financial instruments to protect cash flow and preserve forward margin. See also “Item 1. Business—Our Strategies—Continue to focus on our core generation fleet that provides stable earnings and cash flows through operational excellence, high reliability, capital discipline, and prudent risk management.” Nonetheless, such activities may not effectively manage or fully eliminate risks as expected due to differing conditions than those assumed or forecasted, including those related to demand, pricing, volatility, market correlations, generation facility availability, unforeseen market disruptions, and weather events. Given the inherent uncertainty in developing future market expectations, actual market conditions could be materially different than our expectations. The financial markets in which we hedge may have insufficient liquidity or excessive counterparty risk, impairing our ability to enter into new transactions. Furthermore, when a commercial contract expires or is terminated, we may not secure replacement on acceptable terms or at all, and it is possible that subsequent commercial contracts may not be available at prices that permit the operation of our generation fleet on a profitable basis. If our commercial risk management activities are unable to predict or manage the market risk inherent in our operations, economic losses or other costs to our business could result.

Form 10-K Table of Contents
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
Facility outages could also subject us to market or contractual penalties. Under PJM’s Capacity Performance model, we may be (and have in the past been) subject to substantial monetary penalties for failing to meet the Capacity Performance requirements set forth by PJM in certain emergency events. For example, certain of our generation facilities incurred Capacity Performance penalties for failing to meet PJM’s Capacity Performance requirements during Winter Storm Elliott in 2022. See also “—Regulatory, Environmental, and Legal Risks.” Additionally, under the AWS PPA, we have committed to certain delivery quantities over time with agreed reliability standards and AWS may be entitled to contractual or other remedies in the event of our non-performance.
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

Form 10-K Table of Contents
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
In addition, the costs associated with the nuclear fuel cycle are substantial, and suppliers of certain components and other materials required to produce nuclear fuel are limited. Any disruption to the availability of these components and other materials, whether temporary or long-term, could cause unplanned outages and have a significant impact on the cost of nuclear fuel or otherwise impact our ability to profitably operate Susquehanna. Furthermore, there remains substantial uncertainty regarding the nuclear industry’s permanent disposal of SNF, which could result in substantial additional costs to us that cannot be predicted. See Note 9 to the Annual Financial Statements for additional information on SNF.
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
In the ordinary course of our business, we are subject to the risk of losses from nonpayment by our contractual counterparties, including RTOs/ISOs, PPA counterparties, other customers, commercial counterparties, and other parties to whom we supply certain products or services, as well as by other market participants whose defaults could indirectly impact our business. Although we have established policies and procedures to evaluate and manage counterparty credit risk, they may not be adequate to identify fully or manage these risks effectively. Furthermore, we cannot predict the impact to our business from any decline in economic conditions, including any deterioration in the creditworthiness of customers and hedging counterparties. Any increase in counterparty nonpayment or nonperformance could require us to reserve for or write-off uncollectible accounts. Additionally, we are exposed to concentrations of credit risk from suppliers and customers among electric utilities, financial institutions, marketing and trading companies, and the U.S. Government. These concentrations may impact our overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory, or other conditions. See Note 2 to the Annual Financial Statements for additional information.

Form 10-K Table of Contents
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
Since 2016, we have retired three uneconomic coal-fired units, while our remaining coal-fired generation assets continue to be impacted by changing environmental regulations and power market economics. Although we reached a settlement agreement for the continued RMR operation of our Brandon Shores (a coal asset) and H.A. Wagner (formerly a coal asset, now operating primarily on fuel oil) facilities through May 2029, those assets may not continue to run beyond that date unless PJM continues to require their operation to maintain grid reliability. In addition, although our Brunner Island facility has been converted and can now run on either coal or natural gas, it remains a legacy coal facility with associated remediation obligations. We likewise have remaining liabilities associated with historical coal-fired generation at other legacy sites. We also own minority interests in three additional coal-fired facilities, including the Colstrip facility in Montana, of which we are the operator. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Forecasted Uses of Cash—Projected ARO and Accrued Environmental Liability Cash Flows” and Note 9 to the Annual Financial Statements for additional information on environmental remediation obligations. In connection with the closure and remediation of retired generation units, we have spent, and may in the future spend, a significant amount of capital, internal resources, and time to complete the required closure and reclamation.
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
We have limited control over the ownership and, in some cases, operation of our jointly-owned facilities. We own minority interests in the Conemaugh and Keystone generation facilities, which are operated by other co-owners, and in the Colstrip facility, which we operate. See Note 7 to the Annual Financial Statements for additional information on jointly owned facilities. While we seek to influence the business and affairs of these facilities, either by serving as operator (i.e., Colstrip) or negotiating certain management, information, or governance rights, we may not always succeed in doing so. We often depend on our co-owners to fulfill obligations important to the success of these joint operations, such as funding their share of capital and operating costs and, in the case of Conemaugh and Keystone, operating the facilities, and their ability to meet these obligations is outside our control. Our co-owners may not have the level of experience, technical expertise, human resources, and other attributes necessary to operate these projects optimally. Moreover, some of our co-owners, including rate-regulated utilities, may have economic incentives and obligations significantly different than ours. If our current or future co-owners are unwilling or unable to meet their obligations under our joint ownership arrangements, the performance, success, and value of these arrangements may be adversely affected. Furthermore, we (as a joint owner) may be forced to undertake the obligations ourselves or incur additional expenses as a result. In such cases, we may also be required to enforce our rights, which may cause disputes among us and our co-owners. Any of these events could adversely impact us, our joint operations, or our ability to enter into future joint operations.

Form 10-K Table of Contents
Our success depends on our ability to attract and retain an appropriately qualified workforce.
Our ability to attract and retain key employees is important to both our operational and financial performance. In addition, effective succession planning is also important to our long-term success. We cannot guarantee that any member of our leadership or workforce will continue to serve in any capacity for any particular period of time and we could have difficulty retaining certain key members of management beyond their currently agreed employment and compensation arrangements, many of which expire in early 2027. Failure to timely and effectively ensure the transfer of knowledge and smooth transitions involving senior management and other key personnel could hinder our strategic planning and execution. Furthermore, an aging workforce with significant retirement eligibility, mismatch of skill set, expectation of future needs, uncertainty around the future of our aging assets, or unavailability of short-term contract employees or contractors may lead to difficulty retaining our workforce, operating challenges, and increased costs. Additional challenges we could face include a lack of human resources, losses to our operational knowledge base, and the required time and other resources needed to develop new workers’ skills. In particular, our operations at Susquehanna largely depend on highly specialized personnel whose absence may adversely impact our ability to operate. We are also subject to the risk of organized actions by unionized employees which represent a significant proportion of our workforce. If we are unable to negotiate future collective bargaining agreements on favorable terms, or if our union employees were to engage in strikes, work stoppages, slowdowns, or other forms of labor disruption, we would be responsible for obtaining replacement labor and could experience increased costs, reduced power generation, outages, other operational disruptions, or reputational harm.
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
As of December 31, 2025, our defined benefit pension plans, which cover certain of our retirees and employees, were underfunded by an estimated $212 million, with a total benefit liability of an estimated $1.2 billion, and we expect to continue incurring significant costs under these plans. The measurement of our expected future pension obligations and costs is highly dependent on a variety of assumptions, most of which relate to factors beyond our control, including investment returns, interest rates, inflation rates, salary increases, future government regulation, required or voluntary contributions made to the plans, and the demographics of plan participants. If our assumptions prove to be inaccurate, our costs and cash contribution requirements to fund these benefits could be significantly higher than anticipated. Further, without sustained growth in the pension investments over time, and depending upon the assumptions impacting costs listed above, we could be required to fund our plans with significant amounts of cash in advance of the time we would otherwise fund such payments. Under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) can petition a court to terminate an underfunded defined benefit pension plan under limited circumstances. In the event our pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions (which may result in a significantly larger liability than the assumptions used for financial reporting purposes or in determining the annual funding requirements for the plans).
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

Form 10-K Table of Contents
We could also engage in mergers, business combinations, or similar corporate transactions. In addition to the types of risks discussed above, mergers and similar transactions may subject us to risks associated with: required stockholder approvals and other stockholder legal actions; changes or fluctuations in merger consideration that could affect the value our stockholders receive; changes in management or control of our business; challenges integrating or operating the combined company; or failure to realize the anticipated business opportunities, synergies, growth prospects, or other benefits. Any acquisition, divestiture, merger, or other corporate transaction could occupy a significant amount of our time and may strain our resources, increase our costs, and distract management. Furthermore, the extensive regulation of our business could delay, prevent, limit the scope of, or increase the costs associated with any such transaction. See also “Item 1. Business—Legal, Regulatory, and Environmental Matters” and “—Regulatory, Environmental, and Legal Risks.” Any failure to meet contractual terms, whether for regulatory or other reasons, could result in transaction cancellation, costly disputes or litigation, breakage or other fees, or other costs and liabilities. No assurance can be provided that any such transaction will result in the anticipated benefits to our business or stockholders. See also “—Risks Related to the Cornerstone Acquisition.”
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
Certain of our subsidiaries sell electricity into the wholesale markets and are subject to rate, financial, and organizational regulation by the FERC. The FERC has authorized us to sell energy, capacity, and ancillary services at wholesale at market-based rates and has granted us various related customary waivers and blanket approvals, including a blanket authorization to issue securities and to assume liabilities. The FERC retains the authority to modify or withdraw our market-based rate authority and impose cost-based rates if it determines that the market is not competitive, we possess market power in one or more markets, we are not charging just and reasonable and not unduly discriminatory rates, or we have violated the FERC’s market behavior rules or engaged in market manipulation. Any reduction by the FERC in the rates that we may receive, revocation of the FERC’s waivers and blanket authorizations, or unfavorable changes to the regulation of our business by federal or state regulators could materially adversely affect our business. In addition, if we were found to have violated the FERC’s market behavior rules or other requirements of the FERC, the FERC could impose civil penalties or order us to disgorge associated profits. Our generation assets are also subject to the reliability standards promulgated by the FERC-designated Electric Reliability Organization (currently NERC) and approved by the FERC. If we fail to comply with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties and increased compliance obligations.
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
New or more stringent enforcement of existing laws or regulations could also adversely affect our business. See also “—We may be affected by changes in applicable laws and regulations.” As a result of various factors, including existing and recently revised rules and regulations, such as those pertaining to air, waste, and water (including the EPA MATS, GHG, CCR, and ELG Rules) we have spent, and expect to continue to spend, substantial amounts on environmental compliance, controls, and remediation. See “Item 1. Business—Legal, Regulatory, and Environmental Matters—Environmental Regulation” and Note 9 to the Annual Financial Statements for additional information. Failure to comply with applicable environmental laws, regulations, and permits could result in liability for administrative, civil, or criminal fines or penalties or in other costs or obligations, including requirements to install additional equipment or make substantial changes to our operations. In addition, private parties may also have the right to pursue legal actions to enforce compliance and seek damages for non-compliance. These factors have also resulted in continuing uncertainty around the environmental costs, profitability, and continued operations of our fossil fuel-fired facilities, and coal-fired facilities in particular. See also “—There is uncertainty related to the future profitability of our fossil fuel-fired power generation business and the amount and timing of associated environmental costs.” and “—Existing and emerging legal and regulatory requirements related to coal-fired generation operations and CCR could adversely affect our business.”
We could be impacted by changes in, or state interference with, the structure or operation of the markets in which we operate, including ongoing market restructuring in PJM.
We do not own or control the transmission facilities required to deliver the wholesale power from our generation facilities to load. The FERC has issued regulations that require wholesale electricity transmission services, even when offered by parties other than RTOs and ISOs, to be offered on an open-access, non-discriminatory basis. Although these regulations are designed to encourage competition in wholesale markets, there can be no assurance that transmission capacity will be available in the amounts we require. We cannot predict the timing of industry changes as a result of these initiatives, the adequacy of transmission facilities, or whether RTOs, ISOs, or other transmission providers will efficiently operate transmission networks and provide related services. Furthermore, regulatory approvals and orders that we have obtained may be subject to challenge and protest from time to time.
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
The wholesale energy markets vary from region to region with distinct rules, practices, and procedures. Changes in these market rules, problems with rule implementation, and compliance or failure of any of these markets could adversely impact our business. The PJM market is undergoing significant restructuring due to projected increases in demand, projected retirements of supply, and recent weather events that have exposed systemic flaws. Ongoing market reforms have caused delays in the PJM Base Residual Auctions, which determine capacity prices in upcoming years, leading to unpredictability around capacity revenues due to lack of reliable pricing and on-schedule BRAs. While PJM has established dates for certain upcoming PJM BRAs based upon the FERC’s orders establishing rules for such capacity markets, we cannot guarantee those auctions will take place on those dates or at all. In addition, under PJM’s Capacity Performance model, we may be (and have in the past been) subject to substantial monetary penalties for failing to meet the Capacity Performance requirements set forth by PJM in certain emergency events. Continued efforts to address perceived capacity market design issues are ongoing, and we cannot predict the outcome of these market reforms or their impact on future capacity revenues. See Note 9 to the Annual Financial Statements for additional information on the PJM capacity market, systemic risks, BRA delays, and related legal actions.
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
These efforts are resulting in increased regulation of fossil fuel combustion, GHG emissions, and other related activities. Any resulting changes to the legal and regulatory framework governing electric generation could materially impact our business. For example, air, waste, and water rules finalized by the EPA in 2024 could require us to incur significant costs if they withstand legal challenges and potential rescission or revision by the Trump administration. These costs include ARO revisions, potential asset modifications, including investments in environmental control equipment, premature retirement or reduced operations, and increased public reporting requirements. See “Item 1. Business—Legal, Regulatory, and Environmental Matters—Environmental Regulation” and Note 9 to the Annual Financial Statements for additional information. Furthermore, any new legislation or regulatory programs could also increase the cost of electricity production or make certain units unavailable or restricted, overall reducing the amount of reliable and affordable power available to meet our nation’s growing electricity demand.
Existing and emerging legal and regulatory requirements related to coal-fired generation operations and CCR could adversely affect our business.
In accordance with the relevant legal and regulatory requirements, we perform certain activities to manage large quantities of CCR material resulting from decades of coal-fired electric generation. In particular, Talen Montana and Brunner Island have significant decommissioning and environmental remediation liabilities, primarily consisting of remediation, closure, and decommissioning costs for coal ash impoundments. Where applicable, across the fleet, we carry the expected cost of the known CCR and associated wastewater obligations within our ARO liabilities. Actual cash expenditures associated with these AROs are expected to materially increase over the next five years due to recent regulatory changes unless the rules do not withstand legal challenges or are rescinded by the Trump administration. These potential increases would be somewhat offset by ongoing remediation, closure, and decommissioning activities, which will reduce ARO liabilities as scopes are completed. See Note 9 to the Annual Financial Statements for additional information. Future adjustments to our coal ash ARO estimates may be required due to evolving regulatory programs and associated remediation requirements under federal rules and state obligations, which could have an adverse effect on our business. If the assumptions underlying these ARO estimates do not materialize as expected, actual cash expenditures and costs could be materially different. See Note 8 to the Annual Financial Statements for additional information on AROs.
In addition, the EPA finalized standards under the EPA GHG Rule in 2024 for new and certain existing power plants. These regulations primarily affect baseload units in the national power fleet, including our coal-fired generation facilities that have not set near-term retirement dates (e.g., Colstrip). More stringent limits on carbon dioxide and other GHG emissions and carbon taxes could be implemented or expanded at the state or regional levels. Recently, certain state legislatures have considered bills that could materially affect our ability to operate our coal-fueled generation facilities. Furthermore, other EPA rules (e.g., the CCR and ELG Rules) could have a significant impact on our business as discussed herein. Each of these rules are currently subject to ongoing legal challenges. In addition, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions, including existing regulations, that are unduly burdensome on the identification, development, or use of domestic energy resources. Under the Trump Administration, the EPA is currently reconsidering many of the regulations that impact fossil fuel-fired power plants. Consequently, future implementation and enforcement of these rules remains uncertain at this time.
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

Form 10-K Table of Contents
The NRC could temporarily or permanently shut down Susquehanna, require it to modify its operations, or refuse to permit a unit to restart after any planned or unplanned outage. See also “—Commercial and Operational Risks—We may experience unplanned interruptions or periods of reduced output, which could result in lower energy margin, lost opportunities, monetary penalties, contractual damages, and (or) other losses.” As a result of any shutdown or forced outage, we may also face substantial costs related to the storage and disposal of radioactive materials and SNF. In addition, Susquehanna will be obligated to continue storing SNF if the Department of Energy continues to fail to meet its contractual obligations under the Nuclear Waste Policy Act of 1982 to accept and dispose of Susquehanna’s SNF. See Note 9 to the Annual Financial Statements for additional information on this obligation. NRC regulations also require us to demonstrate reasonable assurance that certain funds will be available to decommission each nuclear generation facility at the end of its life. There are uncertainties with respect to certain technological and financial aspects of decommissioning these facilities, and related costs may exceed the amounts available from the NDT funds. See Note 6 to the Annual Financial Statements for additional information on the NDT.
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
While Susquehanna maintains property and liability insurance and is subject to NRC insurance requirements and the Price-Anderson Act scheme, there may be limitations on the amounts and types of insurance commercially available to us or we may have insufficient coverage with respect to any losses. See Note 9 to the Annual Financial Statements for additional information on nuclear insurance. Uninsured losses and other liabilities and expenses resulting from an incident at Susquehanna, to the extent not recovered from insurers or the nuclear industry, could be borne by us. See also “—Commercial and Operational Risks—Operation of power generation facilities involves significant risks and hazards customary to the power industry, which we cannot assure our insurance will be adequate to cover.” Additionally, an accident or other significant event at a nuclear facility within the United States or abroad, whether owned by us or others, could result in increased regulation and reduced public support for nuclear-fueled energy. If an incident did occur at Susquehanna, any resulting operational loss, damages, and injuries would likely have a material adverse effect on our business.
We may be affected by changes in applicable laws and regulations.
Our business is subject to various laws and regulations administered by federal, state, and local governmental agencies. Changes in laws and regulations occur frequently, and sometimes dramatically, as a result of political, economic, or social events or in response to other significant events, and changes in state laws and regulations could be even less predictable, occur more rapidly, or have a more drastic effect than changes at the federal level. For example, economic downturns, periods of high energy supply costs, and other factors can lead to changes in, or the development of, legislative and regulatory policies designed to promote reductions in energy consumption, increased energy efficiency, renewable energy, and self-generation by customers. In addition, extreme weather events have resulted, and in the future may result, in governmental investigations and changes in applicable laws and regulations, reliability requirements, and market rules, including efforts to reform PJM. In the future, we are likely to face additional severe weather events, which are inherently unpredictable in nature, location, scope, and timing, and which may give rise to investigations or other efforts to determine the causes or consequences of such events. Any change in the legal and regulatory landscape for any reason (including but not limited to changes in administration or political climate, energy regulation and policy, environmental and permitting requirements and processes, employee healthcare and benefits obligations, health and safety standards, accounting standards, tax regulations and requirements, and competition laws) could impact our operations, competitive position, or outlook. See “Item 1. Business—Legal, Regulatory, and Environmental Matters—Environmental Regulation” and Note 9 to the Annual Financial Statements for additional information on new water, waste, air, and climate rules recently finalized by the EPA.
The availability and cost of emission allowances could negatively impact our operating costs.
We are required to maintain, through either allocations or purchases, sufficient emission allowances for sulfur dioxide, nitrogen oxide, and carbon dioxide to support the operation of our power generation facilities. These allowances are used to meet the obligations imposed on us by various applicable environmental laws and regulations. Given the historical correlation between rising natural gas prices and increasing prices for wholesale electricity, we may idle our units less as natural gas prices increase, resulting in increased emissions. If our operational needs require more than our allocated or otherwise acquired allowances, we may be forced to purchase additional allowances on the open market, which could be costly, if available at all. If we are unable to maintain sufficient emission allowances to match our operational needs, we may be required to curtail our operations or install costly new emission controls. In addition, laws and regulations governing emission allowance programs are changing and could continue to change in the future, which could have a negative impact on available allowances, our ability to purchase allowances, or the price of additional allowances. See Note 9 to the Annual Financial Statements for additional information on the EPA CSAPR and nitrogen oxides requirements.

Form 10-K Table of Contents
Changes in tax law, the implementation regulations of certain tax provisions, adverse decisions by tax authorities, or changes to (and uncertainty surrounding) U.S. and international tariffs and trade may adversely affect our business.
The laws and rules pertaining to U.S. federal, state, and local income taxation are routinely being reviewed and modified by governmental bodies, officials, and regulatory agencies, including the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. It cannot be predicted whether, when, in what form, or with what effective dates tax laws, regulations, and rulings may be enacted, promulgated, or issued, which could result in changes in the estimated values of recorded deferred tax assets and liabilities and future income tax assets and liabilities and an increase in our effective tax rate and tax liability. For example, the Inflation Reduction Act includes amendments to the Internal Revenue Code of 1986, as amended (the “Code”) to, among other things, create the Nuclear PTC program which, if eliminated, could negatively impact our business.
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
Additionally, United States and international laws, rules, and practices pertaining to trade are currently undergoing frequent changes, including the imposition of new or expanded tariffs on international trade by U.S. and foreign governments. Moreover, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy, and discussion is ongoing regarding other potentially significant changes to U.S. and international trade policies, treaties, and tariffs. Accordingly, there continues to exist significant uncertainty about the future relationship between the U.S. and international trade partners. We cannot predict the timing or scope of any potential changes to, or the volatility of governmental decisions around, tariffs or other trade policies. Any new or increased trade tariffs, restrictions, or controls, as well as any resulting delays or disruptions in global supply chains or shipping channels, could materially increase the prices we pay for, or negatively impact our ability to obtain, on a timely basis or at all, fuel, materials, supplies, equipment, parts, and (or) other products critical to our operations. Furthermore, any of these developments, or the perception that any of them could occur, may have a material negative impact on the macro-level U.S. and global economy, which could negatively impact our interest rates, stock price, and ability to access capital markets.
Our ability to utilize our tax attributes, including net operating loss and interest carryforwards, if any, may be limited.
If an "ownership change" (as defined in Sections 382 and 383 of the Code) occurs, the amount of attributes that could be used in any one year following such ownership change could be substantially limited. In general, an "ownership change" would occur when there is a greater than 50 percentage point increase in ownership of a company's stock by stockholders, each of which owns (or is deemed to own under Section 382) 5 percent or more of such company's stock. If there is an "ownership change" (including by the normal trading activity of greater than 5% stockholders), the utilization of all NOLs existing at that time would be subject to additional annual limitations based upon a formula provided under Section 382 that is based on the fair market value of the company and prevailing interest rates at the time of the ownership change. In addition, any ownership change could result in additional limitations on our ability to use certain tax attributes, including interest and depreciation, existing at the time of any such ownership change and have an impact on our tax liabilities.
We are subject to the risk of litigation and similar legal proceedings.
We are, and in the future may be, subject to litigation or similar legal proceedings arising out of our business and operations. Damages or other remedies sought under such proceedings may be financially or operationally material, and a negative outcome could materially adversely impact our business, operations, and financial condition. While we will assess the merits of any legal proceedings and defend such matters accordingly, we may be required to incur significant expense and (or) devote significant management attention to such defenses. In addition, the adverse publicity surrounding such claims may negatively impact our business and reputation. Our insurance may not adequately cover losses for damages claimed against us, and we do not have insurance coverage for all litigation risks. See Note 9 to the Annual Financial Statements for additional information on our legal matters.

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
Our capital structure was significantly altered in the Restructuring. Upon Emergence, we adopted fresh start accounting, which required us to adjust our assets and liabilities to fair value and restate our accumulated deficit to zero. We also adopted accounting policy changes that could result in material changes to our financial reporting and results. Accordingly, our financial condition and results of operations in Successor periods following the Restructuring are not comparable to our financial condition and results of operations in Predecessor periods prior to the Restructuring. See Notes 1 and 20 to the Audited Financial Statements for additional information on accounting policies and fresh start accounting.
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
Furthermore, the agreements governing TES’s indebtedness restrict the ability of TES and the Subsidiary Guarantors to pay dividends or distributions or otherwise transfer assets to TEC, subject to certain exceptions. Notable exceptions include the ability to pay dividends or distributions: (1) in an amount not to exceed the greater of $420 million and 40% of TES’s consolidated adjusted EBITDA, (2) in an unlimited amount so long as TES’s pro forma consolidated total net leverage ratio is less than or equal to 2.5 to 1.0, and (3) in an amount not to exceed the sum of: (a) the greater of $525 million and 50% of TES’s consolidated adjusted EBITDA, (b) TES’s consolidated adjusted EBITDA minus 140% of TES’s consolidated interest expense, in each case, for the period from June 1, 2023 through the most recent fiscal quarter (subject to compliance with either (x) a pro forma consolidated total net leverage ratio of less than or equal to 3.75 to 1.0 or (y) a fixed charge coverage ratio greater than or equal to 2.0 to 1.0), (c) equity contributions to TES, and (d) other customary “builder basket” components. See also “—The amount and terms of our indebtedness could adversely affect our financial condition and impair our ability to operate our business.”
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If at any time there are more shares of our common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline, which could both affect our stockholders and also impair our ability to obtain capital (especially equity capital). Substantial sales of our common stock in the public market, or merely the market perception that large stockholders intend to sell shares (particularly with respect to our affiliates, directors, executive officers, or other insiders), could depress the market price or trading volume of our common stock. We currently expect a significant number of shares of our common stock to be issued and (or) become unrestricted in May 2026 upon the vesting and (or) release from lock-up of shares pursuant to certain existing awards under equity compensation plans. We may also issue additional shares under future grants of equity compensation awards, to raise capital, or in connection with future potential corporate alliances or acquisitions. For example, we expect to issue, and will be required to register, a substantial amount of common stock in connection with the proposed Cornerstone Acquisition. See “Item 1. Business—Recent Developments—Cornerstone Acquisition” for additional information.
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

Form 10-K Table of Contents
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
The four largest TEC stockholders collectively own approximately 33% of our outstanding shares of common stock. Large holders such as these may be able to significantly affect matters requiring approval by our stockholders, including but not limited to the election of directors and the approval of mergers or other business combination transactions. Furthermore, we are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders.
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
As an independent, publicly traded company, we are required to comply with additional laws, regulations, and requirements, including but not limited to applicable SEC rules and regulations, certain provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including maintaining internal control over financial reporting and reporting any material weaknesses in our control, and Nasdaq rules and requirements. These requirements cover a wide variety of topics including many aspects of disclosure, financial reporting, internal controls, and corporate governance, among others. Complying with these laws, regulations, and requirements will occupy a significant amount of our time and may strain our resources, increase our costs, and distract management, all of which may inhibit our ability to comply with these requirements in a timely or cost-effective manner.
Beginning with this Report we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Additionally, our independent registered public accounting firm is also required to express an opinion as to the effectiveness of our internal control over financial reporting.
We have, and will continue to, design, implement and test the internal control over financial reporting required to comply with this obligation but such process is complex, time-consuming, and costly, and management may not be able to timely and effectively implement the necessary controls and procedures. At any time, we may conclude that our internal controls, once tested, are not operating as designed or do not address all relevant financial reporting risks. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we identify material weaknesses in the future or otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely comply with our financial reporting obligations, which may subject us to adverse regulatory consequences, negatively affect our business, harm investor confidence, and (or) reduce the market price of our common stock.

Form 10-K Table of Contents
Risks Related to the Cornerstone Acquisition
The proposed Cornerstone Acquisition is subject to a number of conditions which, if not satisfied or waived, could delay or impair our ability to complete the transactions on the agreed terms or at all. Failure to consummate the Cornerstone Acquisition as contemplated or at all could adversely affect us and the price of our common stock.
Completion of the Cornerstone Acquisition is subject to the satisfaction or waiver of a number of conditions, including: (i) receipt of approval from the FERC under Section 203 of the Federal Power Act; (ii) expiration or termination of the applicable waiting period under the HSR Act; (iii) receipt of approval from the Indiana Utility Regulatory Commission, and (iv) other customary closing conditions, including but not limited to the absence of certain “material adverse events.” We cannot guarantee if or when these conditions will be satisfied or that the proposed Cornerstone Acquisition will be completed on the current terms or at all. There can also be no assurance as to the cost, scope, or impact of the actions, restrictions, or other conditions that may be required to obtain regulatory consents and approvals, and the Cornerstone Merger Agreement generally does not permit us to terminate the transactions due to the terms of required regulatory consents or approvals.
It is a condition to closing the Cornerstone Acquisition that no governmental law, ruling, or order is in effect that prohibits its consummation. Although we are not currently aware of any, legal actions relating to the proposed Cornerstone Acquisition could be filed under antitrust, securities, or other laws. There can be no assurance of the outcome of any such actions and, regardless, defending against them could result in delays, additional costs, or diversion of time and resources.
The Cornerstone Merger Agreement provides that either we or the sellers can terminate the applicable agreement if the respective acquisition is not completed by January 15, 2027 (which may be automatically extended to July 15, 2027 in the case of pending antitrust and (or) regulatory approvals). If the Cornerstone Acquisition is not consummated, or is consummated on different terms or timing than currently contemplated, we could be subject to a variety of risks, including but not limited to: (i) being required to pay the sellers a termination fee; (ii) incurrence of other significant transaction costs; (iii) inability to realize the anticipated benefits of the proposed acquisition; (iv) a decline in the market price of our common stock; (v) reputational harm; and (vi) diversion of management and employee attention from day-day-matters or other aspects of our business.
If completed, the proposed Cornerstone Acquisition may not achieve its intended results.
Although we currently anticipate that the Cornerstone Acquisition will be accretive to our earnings and cash flow, that expectation is based on preliminary estimates that are subject to change. We may fail to realize the anticipated benefits of the Cornerstone Acquisition, encounter additional transaction and integration-related costs, or be affected by other factors that impact preliminary estimates, any of which could decrease or delay the expected accretion and (or) contribute to a decrease in the price of our common stock.
We entered into the Cornerstone Merger Agreement with the expectation that the Cornerstone Acquisition would result in various benefits to the Company, including enhanced generation capabilities. Achievement of the anticipated benefits is subject to a number of uncertainties, including our ability to effectively integrate the acquired assets, which may be complex, costly, and time-consuming. Additional challenges could include, among others: (i) achieving the targeted operating or long-term strategic benefits from the acquired assets; (ii) issues or costs in integrating our key systems, keeping industry, vendor, and other business, relationships, and integrating key hedging and other commercial arrangements; (iii) possible inconsistencies between our standards, controls, policies, and procedures and those of the acquired assets and the resources required to implement or improve them to meet public company standards; (iv) potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions, as well as any unexpected write offs or impairment charges; and (v) the performance of the acquired assets and the related costs to operate and maintain them, including any unanticipated capital expenditures or investments.
Furthermore, the Company will not control the acquired assets until completion of the proposed Cornerstone Acquisition, and the acquired assets or their value could be negatively impacted by conditions occurring while the Cornerstone Acquisition is pending. Adverse changes could result from, among other things, physical asset damage, legal or regulatory developments, deteriorating general business, market, industry, or economic conditions, and other factors both within and beyond the control of the Company and the sellers. In addition, there could be potential unknown liabilities or unforeseen expenses not discovered during due diligence and not adequately covered by any representation and warranty insurance we may obtain or otherwise adjusted for in the Cornerstone Merger Agreement. Any such conditions could cause the value of the acquired assets to decline and (or) reduce the benefits of the Cornerstone Acquisition to the Company and its stockholders.
Any of the foregoing risks could result in failure to achieve the anticipated benefits of the Cornerstone Acquisition, and the expectations of our future financial condition and results of operations following the Cornerstone Acquisition might not be met. See also “—Commercial and Operational Risks—Acquisitions, divestitures, mergers, or other corporate transactions may expose us to additional risks.”

Form 10-K Table of Contents
We expect to incur a significant amount of indebtedness to finance a portion of the Cornerstone Acquisition. However, we are obligated to complete the transaction whether or not we have obtained the necessary funding.
We intend to raise approximately $2.55 billion of additional indebtedness to fund the Cornerstone Acquisition, in addition to issuing approximately $900 million in direct stock consideration. The amount of our indebtedness following the Cornerstone Acquisition could have adverse consequences for us, including, among others: (i) hindering our ability to adjust to changing market, industry, or economic conditions; (ii) making us more vulnerable to economic or industry downturns (including interest rate increases); (iii) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases, or other uses; (iv) reducing our flexibility under the terms of our indebtedness to, among other things, make restricted payments, obtain other financing, operate our business, and (or) take advantage of mergers, acquisitions, or other corporate opportunities; and (v) placing us at a competitive disadvantage compared to less leveraged competitors. Increased indebtedness could also impact our credit ratings, borrowing costs, access to capital markets, and ability to comply with our indebtedness. See also “—Financial and Equity Risks—The amount and terms of our indebtedness could adversely affect our financial condition and impair our ability to operate our business.”
The Cornerstone Merger Agreement does not contain a financing condition, and we would be required to complete the proposed Cornerstone Acquisition even if we do not have the required funds on hand. TEC has issued a parent guaranty in favor of the sellers to guarantee performance of our obligations under the Cornerstone Merger Agreement. We will be required to raise financing for the Cornerstone Acquisition on the timeline required to close the transaction, which could subject us to less favorable timing, costs, and market conditions than we would otherwise choose. If we cannot close on any element of our financing plan, we will need to pursue other financing options and certain existing indebtedness of the acquired assets or their affiliates may remain in place, which could result in less favorable financing terms that could negatively impact our costs, credit ratings, financing and operating flexibility, or realization of the anticipated benefits from the acquisition. See also “—Financial and Equity Risks—We may not have sufficient access to financing for our business.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We maintain policies and controls designed to identify, assess, manage, mitigate, protect against, and respond to cybersecurity threats. Our cybersecurity risk management strategy is established by management and is implemented by our IT professionals and the business units in which potential threats may occur. The Audit Committee of our Board of Directors (the “Audit Committee”) has primary responsibility for overseeing management’s strategy related to mitigating risk associated with cybersecurity threats. We maintain: (i) business continuity and disaster recovery plans that are expected to be deployed in response to a significant cyberattack; (ii) cyber incident response plans; and (iii) cybersecurity insurance that, subject to policy coverage and limitations, protects against financial harm to the Company caused by material cybersecurity events. While we believe our cybersecurity risk management strategy is appropriate for our current business, no strategy can fully protect against all possible adverse events. See “Item 1A. Risk Factors—Industry and Market Risks—Our business could be adversely affected by events outside of our control, including armed conflicts, war, terrorist attacks or threats, government shutdowns, pandemics, natural disasters, cyber-based attacks, or other significant events.”
Cybersecurity and Risk Mitigation
Our cybersecurity policies are guided by standards or recommendations issued by, among others, the National Institute of Standards and Technology, the NRC, and NERC. We deploy, configure, and maintain technologies and procedures designed to enforce security policies, detect and protect against cybersecurity threats, and help safeguard our material assets.
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

Form 10-K Table of Contents
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
We have cyber incident response plans to manage significant cybersecurity incidents across different aspects of our operations. Cybersecurity incidents are escalated based on significance to our Chief Administrative Officer, Chief Nuclear Officer, Chief Operating Officer, General Counsel, Chief Financial Officer, President, Chief Executive Officer, Audit Committee, and (or) Board of Directors.
As of the date of this Report, we are not aware of previous cybersecurity incidents that have materially affected or are reasonably like to materially affect the Company.
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
While cybersecurity incidents have not materially affected the Company or our business strategy, results of operations, or financial condition to date, no assurance can be provided that we will not be subject to a significant cybersecurity incident in the future. See “Item 1A. Risk Factors—Industry and Market Risks—Our business could be adversely affected by events outside of our control, including armed conflicts, war, terrorist attacks or threats, government shutdowns, pandemics, natural disasters, cyber-based attacks, or other significant events.” for additional information on our cybersecurity risks.

Form 10-K Table of Contents
ITEM 2. PROPERTIES
GENERATION FLEET AS OF DECEMBER 31, 2025

Generation Facility	MW Capacity (a)	Percentage Ownership	MW Ownership	Fuel Type	Plant Type	State
PJM
Susquehanna (b)	2,494	90%	2,245	Nuclear	Baseload	PA
Guernsey	1,771	100%	1,771	Natural Gas	Baseload	OH
Martins Creek	1,710	100%	1,710	Natural Gas/Fuel Oil	Peaker	PA
Montour	1,505	100%	1,505	Natural Gas	Peaker	PA
Brunner Island (c) (d)	1,419	100%	1,419	Natural Gas/Coal	Intermediate	PA
Brandon Shores (e)	1,273	100%	1,273	Coal	RMR	MD
Freedom	1,049	100%	1,049	Natural Gas	Baseload	PA
H.A. Wagner (e)	702	100%	702	Fuel Oil	RMR	MD
Lower Mt. Bethel	607	100%	607	Natural Gas	Baseload	PA
Conemaugh (b) (d)	1,763	22.22%	392	Coal	Intermediate	PA
Keystone (b) (d)	1,724	12.34%	213	Coal	Intermediate	PA
Total	16,017		12,886

WECC
Colstrip Unit 3 (b)	740	30%	222	Coal	Baseload	MT
Total	740		222

Generation Fleet	16,757		13,108
__________________
(a)Generation capacity (summer rating, where applicable) is based on factors, among others, such as operating experience and physical conditions, which may be subject to revision.
(b)See Note 7 to the Annual Financial Statements for additional information on jointly owned facilities.
(c)Coal-fired electric generation is restricted during the EPA Ozone Season, which is May 1 to September 30 of each year.
(d)Coal-fired electric generation is required to cease at Brunner Island by December 31, 2028 and at Keystone and Conemaugh by December 31, 2034.
(e)See Note 3 to the Annual Financial Statements for additional information on the Brandon Shores and H.A. Wagner RMR arrangements.

ITEM 3. LEGAL PROCEEDINGS
Susquehanna ISA Amendment. As previously disclosed, in November 2024, the FERC issued an order denying an Amended Interconnection Service Agreement (the “ISA Amendment”) between PJM, a subsidiary of PPL Corporation, and Susquehanna that would have permitted Susquehanna to decrease by up to 480 MW the amount of power it would have otherwise supplied to the grid and instead supply that power directly to AWS in a co-located “behind-the-meter” arrangement. Talen promptly filed a motion for rehearing of the denial and the FERC subsequently stated, in an order issued in December 2024 and reaffirmed in April 2025, that it would address our request for rehearing in a future order. We subsequently filed an appeal in the U.S. Court of Appeals for the Fifth Circuit, which was transferred to the Third Circuit in November 2025.
Meanwhile, in June 2025, we entered into an amended AWS PPA to, among other things, transition to a “front-of-the-meter” arrangement with AWS. See “—Our Key Markets and Revenue Streams—Contracted Revenues—AWS PPA” for additional information. Following this revision, the load that was previously behind-the-meter was moved into PJM’s load forecast and, as a result, in October 2025, PJM filed a waiver request at the FERC to restore 148 MW of capacity interconnection rights (“CIRs”) to Susquehanna and add the corresponding generation back into the capacity auction. The FERC approved the request and the additional CIRs were available for the 2027/2028 BRA in December 2025 and should continue to be available for future auctions. In January 2026, following approval of the CIR waiver request, the ISA Amendment appeal was voluntarily dismissed by Talen. This matter is now closed.
FERC Co-Location Proceedings. Several consolidation matters before the FERC are likely to shape FERC and PJM policy around co-located load. In August 2024, Exelon sought to amend portions of the PJM tariff to clarify that co-located load arrangements must be categorized as either network load or point-to-point service (the “Exelon 205 Proceeding”), making them subject to the same transmission charges and fees for transmission-related services as grid-connected load pays. In November 2024, the FERC held a separately-docketed technical conference on co-located load and requested comments. Talen both participated in the technical conference and filed comments. Finally, in November 2024, Constellation filed a complaint at the FERC alleging that PJM’s tariff is unjust and unreasonable because it is silent on how to treat fully isolated co-located load.

Form 10-K Table of Contents
In February 2025, the FERC denied relief in the Exelon 205 Proceeding, consolidated the records and proceedings from the other proceedings, and initiated a new Section 206 proceeding directing PJM to show cause why its tariff is just and reasonable in light of potential discrimination around the treatment of co-located load or, in the alternative, to propose changes to its tariff to address the treatment of co-located load. After receipt of PJM’s proposed tariff revisions and extensive comments from stakeholders, the FERC issued an order on December 18, 2025 and outlined its views on several allowable co-location configurations, concluding with instructions to PJM to propose to the FERC final tariff language implementing these configurations. That PJM filing was made on February 23, 2026. When final, the new PJM tariff language will govern how large load may co-locate with generation facilities in PJM.
See Note 9 to the Annual Financial Statements for information about other material legal proceedings to which we are subject.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
TEC’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “TLN.” As of February 26, 2026, there were two shareholders of record of our common stock. The number of beneficial owners is substantially greater than the number of shareholders of record because all of our common stock is held in “street name” by brokers, banks, and other nominees on behalf of beneficial owners.
Stock Performance Graph
The following performance graph compares cumulative total stockholder return on TEC’s common stock from July 10, 2024, the first day TEC’s common stock began trading on Nasdaq, through December 31, 2025 with the cumulative returns of the S&P 500 Stock Market Index and the S&P 500 Utilities Index over the same period. The performance graph assumes an initial investment of $100 and reinvestment of all dividends in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

Value of Investment
	7/10/2024	12/31/2024	12/31/2025
TLN	$100	$158	$294
S&P 500	100	104	122
S&P Utility	100	109	123
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

Form 10-K Table of Contents
Dividends
The holders of shares of our common stock are entitled to receive dividends and other distributions (payable in cash, property, or capital stock of the Company) when, as, and if declared thereon by the Board of Directors from time-to-time out of any assets or funds of the Company legally available for the payment of dividends and shall share equally on a per share basis in such dividends and distributions. Any future determination regarding the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our Board of Directors may deem relevant. In addition, our ability to pay dividends may be restricted by agreements governing TES’s indebtedness, which place certain limitations on TES’s ability to pay dividends to TEC, and by other agreements we may enter into in the future. See “Item 1A. Risk Factors—Financial and Equity Risks—TEC is a holding company; its ability to obtain funds from its subsidiaries is structurally subordinated to existing and future liabilities and preferred equity of its subsidiaries, and the agreements governing TES’s indebtedness contain certain restrictions on distributions to TEC.”
Issuer Purchases of Equity Securities
Our Board of Directors approved the SRP in October 2023, initially authorizing the Company to repurchase up to $300 million of the Company’s shares of common stock. In May 2024, the Board of Directors approved an increase in the then-remaining SRP capacity to $1 billion through the end of 2025. In September 2024, the Board of Directors approved an increase in the then-remaining capacity to $1.25 billion through the end of 2026. In September 2025, the Board of Directors again approved an increase in the then-remaining capacity to $2 billion through the end of 2028.
Repurchases under the SRP may be made from time-to-time, at the Company’s discretion, in open market transactions at prevailing market prices, in negotiated transactions, or by other means in accordance with federal securities laws, and may be repurchased pursuant to a Rule 10b5-1 trading plan. The Company intends to fund repurchases under the SRP from cash on hand. Repurchases will be subject to a number of factors, including the market price of TEC’s common stock, alternative uses of capital, general market and economic conditions, and applicable legal requirements, and the SRP may be suspended, modified, or discontinued by the Board of Directors at any time without prior notice. The Company has no obligation to repurchase any amount of its common stock under the SRP. See Note 15 to the Annual Financial Statements for additional information on the SRP.
There were no share repurchases, including under the SRP, during the three months ended December 31, 2025. As of December 31, 2025, there was $2 billion of remaining capacity under the SRP.
ITEM 6. RESERVED
Not Applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Annual Financial Statements and the accompanying notes included elsewhere in this Report.
This MD&A discusses activity for the years ended December 31, 2025 (Successor) and December 31, 2024 (Successor). The operating results for the period from May 18 through December 31, 2023 (Successor) and for the period from January 1 through May 17, 2023 (Predecessor) are not comparable with the operating results for the years presented in this MD&A due to the application of fresh start accounting after our Emergence from Restructuring in May 2023. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, filed with the SEC on February 28, 2025, for a discussion of the activities and results of operations for each of these periods.
The discussion contains forward-looking statements as well as estimates regarding market and industry data, which involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-Looking Information” and “Market and Industry Data” for additional information. Dollars are in millions, unless otherwise noted.
Recent Developments
Cornerstone Acquisition
On January 15, 2026, we entered into the Cornerstone Merger Agreement to acquire from affiliates of Energy Capital Partners (“ECP”) the 875 MW Waterford Energy Center and 456 MW Darby Generating Station, both located in Ohio, and the 1,120 MW Lawrenceburg Power Plant located in Indiana, for an aggregate purchase price of $3.45 billion, consisting of $2.55 billion in cash, subject to working capital and other customary adjustments, and 2,400,000 shares of Talen common stock, valued at approximately $900 million at the time of the entry into the Cornerstone Merger Agreement. The Company expects the cash portion of the purchase price to be funded from the proceeds of new indebtedness. The stock consideration will be subject to lock-ups of 90 days on 50% of the stock consideration and 180 days on the remaining stock consideration.

Form 10-K Table of Contents
The addition of these assets to Talen’s portfolio will increase generation capacity by approximately 2.5 GW of natural gas generation, substantially expanding Talen’s presence in the western PJM market and adding additional efficient baseload generation assets to its fleet.
In connection with the stock consideration, at the closing of the Cornerstone Acquisition, we intend to enter into the Cornerstone RRA with certain parties thereto substantially in the form attached to this Report as Exhibit 4.16. Pursuant to the terms of the Cornerstone RRA, the Company will agree to use its commercially reasonable efforts to file a registration statement on Form S-3 under the Securities Act of 1933, as amended, to register the TEC common stock issued pursuant to the Cornerstone Merger Agreement with the SEC within three business days (and in any event within five business days) after issuance. See also “Item 1A. Risk Factors—Financial and Equity Risks—A number of factors could adversely affect the market price or trading volume of our common stock, even if our business is doing well, including but not limited to substantial sales of our common stock by existing shareholders, future issuances of equity or debt securities by us, and (or) research or reports published by financial analysts.”
The proposed Cornerstone Acquisition is subject to regulatory approvals and the satisfaction of other customary closing conditions, and is expected to close early in the second half of 2026.
See Note 17 to the Annual Financial Statements for additional information on the Cornerstone Acquisition and “Item 1A. Risk Factors—Risks Related to the Cornerstone Acquisition” of this Report for a discussion of the associated risks.
The foregoing description of the Cornerstone Merger Agreement and the transaction contemplated thereby is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Cornerstone Merger Agreement, a copy of which is incorporated by reference as Exhibit 2.1 to this Report. The Cornerstone Merger Agreement is being filed only to provide investors with information regarding their terms and are not intended to provide any other factual information about the parties thereto. Investors should not rely on the representations, warranties, or covenants in the Cornerstone Merger Agreement, which may be subject to important limitations and qualifications, and which may change after the date of the Cornerstone Merger Agreement, as characterizations of the actual state of facts or condition of the Company, the sellers, or any of their respective subsidiaries or affiliates.
PJM 2027/2028 Base Residual Auction
In December 2025, PJM announced the results of the 2027/2028 PJM BRA. Talen cleared 8,745 MW at a price of $333.44/MWd.
See “—Factors Affecting Our Financial Condition and Results of Operations—Capacity Markets” for additional information.
Closing of the Freedom and Guernsey Acquisitions
In November 2025, the Company consummated the Freedom and Guernsey Acquisitions for an aggregate $3.8 billion which is subject to certain post-closing adjustments for net working capital and other customary items. The Freedom and Guernsey Acquisitions were funded from the proceeds of the Unsecured Notes and the TLB-3. Additionally, TES increased its RCF (including its revolving LC capacity) from $700 million to $900 million and increased its LCF from $900 million to $1.1 billion and extended its maturity from December 2026 to December 2027.
Issuance of Senior Notes. In October 2025, TES issued (i) $1.4 billion in aggregate principal amount of 6.25% Senior Unsecured Notes due 2034, and (ii) $1.3 billion in aggregate principal amount of 6.50% Senior Unsecured Notes due 2036.
See Notes 10 and 17 to the Annual Financial Statements for additional information on the financing transactions and issuance of the Unsecured Notes, and the Freedom and Guernsey Acquisitions, respectively.
Factors Affecting Our Financial Condition and Results of Operations
Earnings in future periods are subject to various uncertainties and risks. See “Cautionary Note Regarding Forward-Looking Information,” “Item 1A. Risk Factors,” and Notes 2 and 9 to the Annual Financial Statements for additional information on our risks.
Commodity Markets
During 2025, PJM experienced weather-related volatility, as extreme winter and summer temperatures over certain days contributed to increased load demand and higher settled on-peak power prices during the year. TETCO M-3 natural gas prices settled higher in the period due to the effect of increased electric demand despite elevated storage levels that exceeded the five-year average.

Form 10-K Table of Contents
The weighted average settled on-peak power prices and natural gas prices for the PJM market for the years ended December 31, were:

	2025	2024	2023
PJM West Hub Day Ahead Peak - $/MWh	$60.30	$40.91	$39.22
PJM PPL Zone Day Ahead Peak - $/MWh	47.40	31.51	29.59
TETCO M-3 - $/MMBtu	3.69	2.07	1.90
As of December 31, 2025 (Successor), the weighted average forward market prices for the following years were:

	2026	2027
PJM West Hub ATC - $/MWh	$55.60	$59.29
TETCO M-3 - $/MMBtu	3.69	4.04
PJM West Hub ATC Spark Spreads - $/MWh (a)	29.76	31.00
__________________
(a)Spark spreads are computed based on day-ahead PJM West Hub ATC prices, TETCO M-3 natural gas prices, and a heat rate of 7 MMBtu/MWh.
As of December 31, 2024 (Successor), the weighted average forward market prices for the following years were:

	2025 (a)	2026	2027
PJM West Hub ATC - $/MWh	$47.43	$51.16	$54.34
TETCO M-3 - $/MMBtu	3.45	3.73	3.72
PJM West Hub ATC Spark Spreads - $/MWh (b)	23.25	25.07	28.27
__________________
(a)Represents forward prices for 2025 as of December 31, 2024 (Successor). See weighted average settled prices table above for 2025 realized prices.
(b)Spark spreads are computed based on day-ahead PJM West Hub ATC prices, TETCO M-3 natural gas prices, and a heat rate of 7 MMBtu/MWh.
Capacity Markets
Our generation facilities are located primarily in markets with capacity products, which are intended to ensure long-term grid reliability for customers by securing sufficient power supply resources to meet predicted future demand. Capacity prices are affected by supply and demand fundamentals, such as generation facility additions and retirements, capacity imports from and exports to adjacent markets, generation facility retrofit costs, non-performance risk premium penalties, demand response products, power demand forecasts, reserve margin targets and, in PJM, adjustments to the PJM market seller offer cap as determined by the PJM independent market monitor. Additionally, capacity prices may be affected by regulatory proceedings and (or) interventions by government stakeholders.
PJM Capacity Auctions. Under the PJM Reliability Pricing Model, when held on schedule, the PJM BRA is required to be conducted in the month of May three years prior to the start of the applicable PJM Capacity Year in order for PJM to secure commitments from capacity resources. The results of each PJM BRA impact our capacity revenues expected to be earned for the specific PJM Capacity Year.
Recently, PJM has delayed its auctions, which has resulted in less than 3 years between each auction and the start of the relevant PJM Capacity Year. The PJM BRA for the 2027/2028 PJM Capacity Year was held in December 2025. The capacity market construct provides generation owners some opportunity for revenue visibility on a multiyear basis and is intended to provide a price signal for new generation to be built in the future. See Note 9 to the Annual Financial Statements for additional information on the PJM capacity market, systemic risks, auction delays, and related legal actions.
Capacity Prices. The following table displays the cleared capacity prices for completed PJM BRAs for the markets and zones in which we primarily operate:

	2027/2028	2026/2027	2025/2026	2024/2025	2023/2024
PJM Capacity Performance ($/MWd) (a)
MAAC	$333.44	$329.17	$269.92	$49.49	$49.49
PPL	333.44	329.17	269.92	49.49	49.49
__________________
(a)Displayed prices are from the applicable market publications.
For the 2027/2028 PJM Capacity Year, the Company cleared 8,745 MW at a price of $333.44/MWd.

Form 10-K Table of Contents
Nuclear Production Tax Credit
The Nuclear PTC program, established by the Inflation Reduction Act, provides qualified nuclear power generation facilities with a transferable tax credit for electricity produced and sold to an unrelated party during each tax year. The credit provides support beginning when annual gross receipts decline below an equivalent $44.60/MWh, increases ratably up to $3/MWh when annual gross receipts are equivalent to $26/MWh, and is subject to potential adjustments including inflation escalators and a five-times increase in value (up to $15/MWh) for meeting prevailing wage requirements (which we expect to meet). Electricity produced and sold by Susquehanna to third parties from December 31, 2023 through December 31, 2032 will be eligible for the credit. Susquehanna earned Nuclear PTC revenue during the year ended December 31, 2024 (Successor). However, as prevailing market prices exceeded the PTC recognition threshold during the year ended December 31, 2025 (Successor), no such tax credits were earned for the period. See Notes 3 and 4 to the Annual Financial Statements for additional information on Nuclear PTC revenue recognized and the tax impact.
Seasonality/Scheduled Maintenance
The demand for and market prices of electricity and natural gas are affected considerably by weather and, as a result, our operating results may fluctuate significantly on a seasonal basis. In general, below-average temperatures in the winter and above-average temperatures in the summer tend to increase electricity demand, energy prices, and revenues. Alternatively, moderate temperatures tend to decrease electricity demand and may adversely affect resulting energy margins, particularly in PJM. In addition, our operating expenses typically fluctuate geographically on a seasonal basis, with peak power generation and expenses during the winter in the Mid-Atlantic. We ordinarily perform planned facility maintenance during milder non-peak demand periods in the spring and fall to ensure reliability during peak periods. The pattern of fluctuations in our operating results varies depending on the type and location of the facilities being serviced, the capacity markets served, the maintenance requirements of our facilities, and the terms of bilateral contracts to purchase or sell electricity. We maintain our fossil generation fleet through a combination of self-service and contracted maintenance activity (including long-term service agreements at certain facilities). Our largest recurring maintenance project is the annual spring refueling outage at Susquehanna. See also “Item 1A. Risk Factors—Industry and Market Risks—Our business is subject to physical, market, economic, and regulatory risks relating to weather conditions and extreme weather events.”
Results of Operations
The results of operations presented below are prepared in accordance with GAAP and should be reviewed in conjunction with the Annual Financial Statements and the related notes in this Report. The following discussion provides an analysis of the changes in our results of operations for the year ended December 31, 2025 (Successor), compared to the year ended December 31, 2024 (Successor).
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

Form 10-K Table of Contents
Results for the Years Ended December 31, 2025 (Successor) and 2024 (Successor)
The following table and subsequent sections display the results of operations:

	Successor		Favorable (Unfavorable) Variance
	Year Ended December 31,
	2025	2024
Energy and other revenues	$2,141	$1,881	$260
Capacity revenues	485	192	293
Unrealized gain (loss) on derivative instruments (Note 2)	(45)	42	(87)
Operating Revenues (Note 3)	2,581	2,115	466

Fuel and energy purchases	(908)	(694)	(214)
Nuclear fuel amortization	(97)	(123)	26
Unrealized gain (loss) on derivative instruments (Note 2)	(61)	20	(81)
Energy Expenses	(1,066)	(797)	(269)

Operating Expenses
Operation, maintenance and development	(620)	(592)	(28)
General and administrative (includes stock-based compensation of $(526) and $(33)) (Note 13)	(624)	(163)	(461)
Depreciation, amortization and accretion (Note 7)	(279)	(298)	19
Impairments (Note 7)	—	(1)	1
Other operating income (expense), net	(82)	(38)	(44)
Operating Income (Loss)	(90)	226	(316)
Nuclear decommissioning trust funds gain (loss), net (Note 6)	182	178	4
Interest expense and other finance charges (Note 10)	(302)	(238)	(64)
Gain (loss) on sale of assets, net (Note 17)	34	884	(850)
Other non-operating income (expense), net	10	61	(51)
Income (Loss) Before Income Taxes	(166)	1,111	(1,277)
Income tax benefit (expense) (Note 4)	(53)	(98)	45
Net Income (Loss)	(219)	1,013	(1,232)
Less: Net income (loss) attributable to noncontrolling interest	—	15	15
Net Income (Loss) Attributable to Stockholders (Successor)	$(219)	$998	$(1,217)
Year Ended December 31, 2025 (Successor) compared to Year Ended December 31, 2024 (Successor)
Net Income (Loss) Attributable to Stockholders decreased by $(1.2) billion, primarily driven by the factors discussed below.
•Operating Revenues, net of Energy Expenses. $197 million favorable increase, primarily due to the following:
◦Energy and other revenues, net of Fuel and energy purchases. $46 million favorable increase. This is primarily related to the effects of a $519 million increase in margin associated with electric generation and ancillary revenue, primarily due to higher realized prices at Susquehanna and our dispatchable generation facilities, and higher generation volumes at our dispatchable generation facilities. Such amounts are partially offset by (i) $(318) million decrease in digital revenue and Nuclear PTC revenue, coupled with (ii) $(155) million decrease in realized hedge results.
◦Capacity revenues. $293 million favorable increase. This is primarily driven by higher cleared capacity prices, partially offset by a decrease to lower cleared volumes through the PJM 2025/2026 BRA compared to the PJM 2024/2025 BRA.
◦Unrealized gain (loss) on derivative instruments, net. $(168) million unfavorable decrease. This is primarily related to the combined effects of: (i) $(82) million lower volume of hedge positions executed in the current period and (ii) $(45) million decrease in net short positions resulting from higher forward power prices, coupled with (iii) $(42) million unrealized losses from the reversal of positions previously recognized as mark-to-market assets which settled during the period.
◦Nuclear fuel amortization. $26 million favorable decrease. This is primarily related to a decrease in the amortization of intangible assets related to certain nuclear fuel supply contracts which have expired.

Form 10-K Table of Contents
•Operation, maintenance and development. $(28) million unfavorable increase. This is primarily due to increased maintenance costs, including the incremental maintenance at Susquehanna performed during its extended planned Unit 2 refueling outage in the spring of 2025, partially offset by lower maintenance costs at ERCOT and development costs at Cumulus Digital, both of which were sold in 2024.
•General and administrative. $(461) million unfavorable increase. This primarily consisted of a $(493) million increase of stock-based compensation expense primarily due to a change in accounting for certain stock-based awards. See Note 13 to the Annual Financial Statements for additional information. This was offset by a $32 million decrease in other compensation.
•Depreciation, amortization and accretion. $19 million favorable decrease. This is primarily due to a decrease in amortization and depreciation because of the derecognition of Nautilus assets in June 2025. See Note 7 to the Annual Financial Statements for additional information.
•Other operating income (expense), net. $(44) million unfavorable increase. This is primarily related to transaction costs for the Freedom and Guernsey Acquisitions and the loss resulting from the sale of Nuclear PTCs.
•Interest expense and other finance charges. $(64) million unfavorable increase. This primarily consisted of: (i) a $(34) million increase in cash interest expense on the Unsecured Notes, TLB-2, and TLB-3, partially offset by the absence of interest expense on the TLC and lower interest expense on the TLB-1, and (ii) a $(30) million increase in non-cash interest expense resulting from changes in unrealized positions on interest rate swaps and increases in deferred finance cost amortization. See Note 10 to the Annual Financial Statements for additional information on activity related to the above debt instruments.
•Gain (loss) on sale of assets, net. $(850) million unfavorable decrease. This primarily consisted of: (i) $564 million gain from the ERCOT Sale and (ii) $324 million gain from the AWS Data Campus Sale, both of which closed in 2024; and (iii) a $22 million gain from the sale of the Camden and Dartmouth in September 2025. See Note 17 to the Annual Financial Statements for additional information.
•Other non-operating income (expense), net. $(51) million unfavorable decrease. This primarily consisted of lower interest income on cash deposits in 2025 due to the release of restricted cash in 2024 after refinancing the TLC, combined with additional debt restructuring fees in 2025. See Note 19 to the Annual Financial Statements for additional information.
•Income tax benefit (expense). $45 million favorable decrease. This is primarily due to a decrease in pre-tax income for the year ended December 31, 2025 (Successor), the absence of valuation adjustments and the tax benefit associated with the Nuclear PTC recognized in 2024, and changes in nondeductible and other items. See the reconciliation of the effective tax rate in Note 4 to the Annual Financial Statements for additional information.
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
Our hedging strategy is focused on maintaining appropriate risk tolerances with an emphasis on protecting cash flows across our generation fleet. Our strong balance sheet provides ample capacity and counterparty appetite for lien-based hedging, which limits the use of margin posting requirements. Specifically, our hedging strategy prioritizes a first lien-based hedging program, in which hedging counterparties are granted a lien in the same collateral securing our first-lien debt obligations, while minimizing exchange-based hedging and the associated margin requirements. Additionally, the stability provided by contracted cash flows associated with long-term contracts lowers our overall hedging requirements.
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

Form 10-K Table of Contents
Liquidity and Letter of Credit Capacity

	Successor
	December 31, 2025	December 31, 2024
Cash and cash equivalents, unrestricted	$689	$328
Unutilized RCF capacity (a)	900	700
Total available liquidity	$1,589	$1,028
Additional unutilized LC capacity (b)	$652	$526
__________________
(a)RCF committed capacity can be used for direct cash borrowings and (or) LCs.
(b)Includes LC capacity under the LCF and excludes LC capacity available under the RCF.
Based on current and anticipated levels of operations, industry conditions, and market environments in which we transact, we believe available liquidity from financing activities, cash on hand, and cash flows from operations (including changes in working capital) will be adequate to meet working capital, debt service, capital expenditures, and (or) other future requirements for the next twelve months and beyond. See Note 10 to the Annual Financial Statements for additional information on the RCF and LCF.
Financial Performance Assurances
TES has provided financial performance assurances in the form of surety bonds to third parties on behalf of certain subsidiaries for obligations including but not limited to environmental obligations and AROs. Surety bond providers generally have the right to request additional collateral to backstop surety bonds.

	Successor
	December 31, 2025	December 31, 2024
Outstanding surety bonds	$228	$234
In May 2025, the Company elected to replace a surety provider and, as of December 31, 2025 (Successor), the replacement surety bonds issued by the new provider were outstanding. However, an aggregate $6 million of replaced surety bonds (included in the total above) continued to be outstanding as their release was not yet completed as of December 31, 2025 (Successor).
Forecasted Uses of Cash
Indebtedness. See Note 10 to the Annual Financial Statements and “—Recent Developments” above for additional information on our indebtedness.
Capital Expenditures. Capital expenditure plans are revised periodically for changes in operational needs, market conditions, regulatory requirements, and cost projections. Accordingly, the expected cash requirements for capital expenditures are subject to revision.

	2026	2027
Nuclear fuel	$122	$137
PJM nuclear generation facility	53	46
PJM fossil generation facilities	118	73
Other	25	12
Total (a)	$318	$268
__________________
(a)Expected capitalized interest on capital expenditures is a non-material amount in 2026 and 2027.
Projected ARO and Accrued Environmental Liability Cash Flows. Certain of our subsidiaries have legal obligations to perform significant decommissioning and remediation activities associated with current operations and (or) at former generation facility sites. We believe the NDT, which was established to fund the Company’s proportionate share of Susquehanna’s ARO decommissioning costs, will be adequate when decommissioning commences at the expiration of Susquehanna’s licenses.

Form 10-K Table of Contents
Non-nuclear AROs and accrued environmental costs are expected to be funded with available cash on hand. The majority of these obligations relate to ash impoundments at Colstrip, Brunner Island, and Montour. Based on the scope of work, a significant portion of the Colstrip and Brunner Island obligations are expected to be settled through 2030 as remediation activities are scheduled for completion. Settlements thereafter are forecasted to continue at reduced levels for several decades. No assurance can be provided as to the timing or amount of ARO and (or) accrued environmental cost settlements. Projections are subject to revision based on changes to the scope of work, estimated inflation rates, changes in the estimated timing of settling AROs, escalating retirement costs, and (or) other projections. Additionally, projections do not contemplate settlements for conditional AROs, which are AROs not presented on the consolidated balance sheets as they cannot be determined. See Note 8 to the Annual Financial Statements for additional information on AROs and Note 9 for additional information on the EPA CCR Rule.
As of December 31, 2025 (Successor), the expected undiscounted payments of non-nuclear AROs are estimated to be:

	2026	2027	2028	2029	2030	Thereafter	Total
Accrued environmental costs	$3	$3	$4	$4	$3	$13	$30
Non-nuclear AROs (a)	40	53	47	56	38	255	489
__________________
(a)Certain obligations are: (i) partially supported by surety bonds, some of which have been collateralized with cash and (or) LCs; or (ii) partially prefunded under phased installment agreements.
Cash Flow Activities
Net cash provided by (used in) operating, investing, and financing activities for the periods was:

	Successor		Favorable (Unfavorable) Variance
	Year Ended December 31,
	2025	2024
Operating activities	$704	$256	$448
Investing activities	(4,003)	1,171	(5,174)
Financing activities	3,686	(1,963)	5,649
Operating activities
A change of $448 million in net cash provided by (used in) operating activities is generally aligned with results from operations combined with working capital changes in the normal course of business. See “—Results of Operations” for additional information.
Investing activities
A change of $(5.2) billion in net cash provided by (used in) investing activities was primarily due to: (i) $(3.8) billion used to finance the Freedom and Guernsey Acquisitions in 2025; (ii) a $(635) million decrease in proceeds from the AWS Data Campus Sale in 2024; and (iii) a $(763) million decrease in proceeds from the ERCOT Sale in 2024. See Note 17 to the Annual Financial Statements for additional information on acquisitions and divestitures.
Financing activities
A change of $5.6 billion in net cash provided by (used in) financing activities was primarily due to: (i) $3.9 billion in new debt from the TLB-3 and the Unsecured Notes raised in 2025; (ii) $(370) million of net debt issuances in 2024; (iii) $182 million repayment of the Cumulus Digital TLF and (iv) $125 million purchase of noncontrolling interest in Cumulus Digital, both of which closed in 2024; and (v) a $1.9 billion decrease in share repurchases.
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

Form 10-K Table of Contents
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
The following table presents a reconciliation of the GAAP financial measure of “Net Income (Loss)” presented on the Consolidated Statements of Operations to the non-GAAP financial measure of Adjusted EBITDA:

	Successor			Predecessor
(Millions of Dollars)	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Net Income (Loss)	$(219)	$1,013	$143	$465
Adjustments
Interest expense and other finance charges	302	238	176	163
Income tax (benefit) expense	53	98	51	212
Depreciation, amortization and accretion (a)	266	281	157	200
Nuclear fuel amortization (a)	97	123	108	33
Reorganization (income) expense, net (Note 20) (b)	—	—	—	(799)
Unrealized (gain) loss on commodity derivative contracts	106	(62)	(52)	63
Nuclear decommissioning trust funds (gain) loss, net	(182)	(178)	(108)	(57)
Stock-based and other long-term incentive compensation expense (Note 13) (b)	535	54	21	—
(Gain) loss on asset sales, net (Note 17) (b)	(34)	(884)	(7)	(50)
Non-cash impairments and other charges (c)	11	24	15	438
Legal settlements and litigation costs	6	4	(84)	1
Acquisition and divestiture activities (d)	65	62	—	—
Operational and other restructuring activities (e)	21	9	30	19
Noncontrolling interest	—	(21)	(42)	(14)
Other	8	9	18	21
Total Adjusted EBITDA	$1,035	$770	$426	$695
__________________
(a)Includes the periodic amortization of fair value adjustments associated with acquired executory contracts and intangible assets.
(b)See the corresponding Note to the Annual Financial Statements for additional information.
(c)Includes impairments, net realizable value adjustments and other write-offs. See Note 7 to the Annual Financial Statements for additional information associated with the Brandon Shores impairment group recognized during the period of January 1 through May 17, 2023 (Predecessor).
(d)Includes the non-recurring: (i) advisory fees associated with completed acquisitions and divestitures; (ii) remaining settlements on contracts of divested assets; and (iii) non-recurring finance fees charged to the Consolidated Statement of Operations associated with acquisition financing fee arrangements.
(e)Non-recurring severance and retention costs and strategic initiative costs.

Form 10-K Table of Contents
Critical Accounting Estimates
Financial statements prepared in conformity with GAAP require the application of appropriate accounting policies to form the basis of estimates utilizing methods, judgments, and (or) assumptions that materially affect: (i) the measurement and carrying values of assets and liabilities as of the date of the financial statements; (ii) the revenues recognized and expenses incurred during the presented reporting periods; and (iii) financial statement disclosures of commitments, contingencies, and other significant matters. Such judgments and assumptions may include significant subjectivity due to the inherent uncertainties of future events that exist to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions or if different assumptions had been used. We believe the following areas contain the most significant accounting judgments, the highest levels of subjectivity, or relate to uncertain matters that are susceptible to material changes in estimates that are critical to understanding the Company’s financial results. Due to such inherent uncertainties, actual results may differ substantially from estimates and (or) estimates may change materially in periods where new information becomes known. Management develops these estimates based on best available information, historical experience, and subject matter experts.
See Note 1 to the Annual Financial Statements for accounting policies related to each of the following topics.
Business Combinations
The purchase price paid by the Company to acquire a business is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. If the purchase price exceeds the net fair value of the acquired business, the difference is recognized as goodwill on the consolidated balance sheet. Conversely, a bargain purchase gain is recognized on the consolidated statement of operations if the purchase price of an acquired business is below its net fair value.
Valuations of material long-term assets and (or) liabilities associated with an acquired business that lack quoted market prices contain the most significant fair value assumptions as they require substantial management judgment due to inherently uncertain future market, regulatory, and operational conditions. The Company engages third party specialists to assist with the preparation of fair value estimates as of the acquisition date utilizing present value techniques. The most significant factors influencing fair value measurements include: (i) the forecasted prices for capacity, wholesale power, and natural gas; (ii) volumetric assumptions; and (iii) discount rates. Although these inputs are believed to be consistent with reasonable market participant-based assumptions, the resulting fair value estimates are inherently unpredictable and uncertain. Changes to these assumptions may result in materially different fair value estimates, which in turn, could result in a different expense recognition pattern for future depreciation and amortization.
If the preliminary accounting for a business combination is incomplete by the end of the reporting period in which an acquisition occurs, purchase price allocation estimates are recognized on the consolidated balance sheet. Revisions to such estimates are permitted within one year from the acquisition date based on new information obtained that would have existed as of the acquisition date. Any adjustment that arises from information obtained that did not exist as of the acquisition date is recognized in the period in which the adjustment arises.
See Note 17 to the Annual Financial Statements for additional information on business combinations.
Nuclear Decommissioning Asset Retirement Obligations
We have significant legal obligations associated with Susquehanna’s decommissioning. Susquehanna’s Unit 1 and Unit 2 licenses, if not renewed, will expire in 2042 and 2044, respectively, at or before which time the units will be shut down.
Judgment is required to make reasonable ARO assumptions regarding the range of likely outcomes for cost estimates, as these obligations are not expected to be paid until years or decades in the future, and potentially many years after shutdown. Inflation rates and discount rates may be subject to revision until the ARO settlement date. As such, changes in assumptions to the range of likely outcomes could result in different cash outlay for AROs at the settlement date than the current carrying value of the ARO presented on the Consolidated Balance Sheets. Susquehanna periodically assesses its ARO through third-party engineering studies in order to determine expected scope, costs, and timing of decommissioning activities. Generally, its decommissioning cost study is updated approximately every seven years. As part of the cost study update process, we and the third-party engineering firm evaluate cost projections based on the latest engineering techniques and the latest information, which incorporates nuclear plant retirements in the industry. We use the results of the study along with our experience, knowledge, and professional judgment to update Susquehanna’s decommissioning plan and the related carrying value of the ARO.
AROs are recognized at fair value at the time of installation of the related asset and as an increase to PP&E. The income effect of AROs is generally presented as “Depreciation, amortization and accretion” on the Consolidated Statements of Operations through the expected ARO settlement date. However, for an asset that has a fully depreciated PP&E carrying value, revisions in ARO estimates have an immediate effect in earnings. Revisions to the estimated ARO are presented as “Other operating income (expense), net” on the Consolidated Statements of Operations.
See Note 8 to the Annual Financial Statements for additional information on AROs.

Form 10-K Table of Contents
Derivative Instruments
Derivative instruments, which are deployed by our commercial organization to manage and (or) mitigate market and commodity price risk, are presented on the Consolidated Balance Sheets at fair value and are comprised primarily of power and natural gas commodity contracts. Derivative identification is challenging. While a conventional financially settled contract, such as a swap or option, generally contains standard terms that facilitate its identification as a derivative instrument, judgment is required to determine whether contracts to buy or sell commodities with physical delivery requirements, or contracts that contain certain embedded settlement or fluctuating price features, meet the definition of a derivative instrument. This judgment typically includes, among other things, an evaluation of the contract, its expected cash flows, and the activity levels of its principal market. Additionally, judgment is required to determine if a commodity contract intended for physical delivery meets an allowable exemption to account for its income effects under the accrual accounting method rather than at fair value. This typically includes assumptions regarding the probability of physical delivery and the quantities used in normal business activities.
As our derivative contracts generally settle within future time periods supportable by commodity exchange markets and the frequent occurrence of commercial transactions, our derivative contracts are valued using a market approach utilizing quoted prices in active markets or other observable market inputs to determine fair value. However, such prices are subject to volatility between periods based on weather, local market events, macroeconomic trends, and (or) other events and factors. Accordingly, changes in fair value for contracts identified as derivatives may result in material changes to unrealized gains or losses presented on the Consolidated Statements of Operations between periods. Changes in fair value of commodity derivatives are presented as “Unrealized gain (loss) on derivative instruments” as a component of either “Operating Revenues” or “Fuel and energy purchases” on the Consolidated Statements of Operations, in a consistent manner with the presentation of its realized net gains or losses.
See Note 2 to the Annual Financial Statements for additional information on derivative instruments.
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
Projected benefit obligations are particularly sensitive to expected return on plan assets and the discount rate. The expected return on plan assets is the estimated long-term rates of return on plan assets that will be earned over the life of each plan. These projected returns reduce the net periodic defined benefit costs. The discount rate is used to compute the present value of benefits, which is based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due. See Note 12 to the Annual Financial Statements for the weighted-average assumptions used for the discount rate and expected return on plan assets for all plans.
A variance in the discount rate or expected return on plan assets could have a significant impact on postretirement benefit obligations and annual net periodic pension costs. The following table displays the estimated increase (decrease) for defined benefit pension plans of a 1% increase and a 1% decrease in the discount rate and expected return on plan assets on the postretirement benefit obligation and net periodic pension cost as of December 31, 2025 (Successor).

	Sensitivity
Actuarial Assumption	1% Increase	1% Decrease
Discount rate
Postretirement benefit obligation	$(106)	$126
Net periodic pension cost	4	(6)
Expected return on plan assets
Net periodic pension cost	(10)	10

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
Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, forecasted financial conditions, and results of operations in future periods, as well as results of audits and examinations of filed tax returns by taxing authorities. See Note 4 to the Annual Financial Statements for additional information on income taxes.
Recent Accounting Pronouncements
See Note 1 to the Annual Financial Statements for a description of recently issued accounting pronouncements not yet adopted. There have been no recently adopted accounting pronouncements that had a material effect on the Company’s financials statements and (or) disclosures.
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
Within the parameters of our risk policy, we generally utilize conventional exchange-traded, and over-the-counter traded derivative instruments and, in certain instances, structured products, to economically hedge the commodity price risk of the forecasted future sales and purchases of commodities associated with our generation portfolio.
Margin Sensitivities
The table below displays sensitivities for changes in projected margins based upon consistent changes in power prices across our entire portfolio. Actual price changes may differ by market and commodity, which could result in different results than displayed.
The base case for these sensitivities incorporates market prices, our economic hedge position, expected Nuclear PTC (to the extent applicable), and expected generation (including cost inputs and planned outages) as of December 31, 2025 (Successor):

	Sensitivity Range		2026 Margin Effect (a)		2027 Margin Effect (a)
	Low	High	Low $	High $	Low $	High $
Change in power price per $/MWh (b)	$(5)	$5	$(50)	$55	$(185)	$185
__________________
(a)Margin price sensitivities hold constant certain microeconomic and macroeconomic factors that may impact our margin and the impact of changes in prices; value in millions, rounded to nearest $5 million, and includes expected value of Nuclear PTC.
(b)Power price sensitivities hold market heat rate constant for each month; therefore, natural gas prices are adjusted accordingly.

Form 10-K Table of Contents
Interest Rate Risk
Interest rate risk represents the risk that changes in benchmark interest rates could adversely affect our financial condition, results of operations, and cash flows. We are exposed to interest rate risk as it relates to our long-term debt. Generally, as interest rates rise, periodic cash interest payments due on the Company’s variable rate long term debt increases while lower interest rates decrease such payments. Although the Company is provided with cash flow predictability because changes to benchmark interest rates do not affect the Company’s periodic cash fixed rate debt interest payments, this could result in the Company paying above prevailing market rates during periods of declining interest rates. Accordingly, the fair value associated with the Company’s fixed rate debt generally increases as benchmark interest rates decline and decreases during periods of rising rates.
Within the parameters of our risk policy, a portion of our variable rate long-term debt is hedged through the use of financial derivative instruments that is intended to mitigate the variability of cash flows associated with the changes in benchmark rates. Additionally, the Company proactively monitors market conditions which may result, at its election, accessing capital markets to refinance its long-term debt portfolio.
As of December 31, 2025 (Successor), the Company’s long term debt portfolio included approximately: (i) $4.0 billion of fixed rate debt, (ii) $2.9 billion of variable rate debt, and (iii) $990 million of aggregate interest rate swap notional that hedges variable rate exposure through 2029. The following table displays the estimated effect of a hypothetical 10% increase in benchmark interest rates:

Change to interest expense, net (a)	$7
Change in fair value of long-term debt, net (b)	(151)
__________________
(a)Estimated increase of variable rate long-term debt interest expense over the next twelve months, net of interest rate swap settlement.
(b)Estimated decrease in the fair value of fixed rate long-term debt as of December 31, 2025 (Successor).
Credit Risk
Credit risk is the risk of financial loss if a customer, counterparty, or financial institution is unable to perform or pay amounts due, causing a financial loss to us. Financial assets are considered credit-impaired when facts and circumstances reasonably indicate an event has occurred where the carrying value of the asset will not be recovered through cash settlement. Such events may include deterioration of a customer’s or counterparty’s financial health leading to a probable bankruptcy or reorganization, a breach of contract, or other economic reasons. Credit risk may impact accounts receivable, derivative instruments, cash and cash equivalents, and restricted cash and cash equivalents. The maximum amount of credit exposure associated with financial assets is equal to the carrying value. The carrying values of derivative instruments consider the probability that a counterparty will default when contracts are out of the money (from the counterparty’s standpoint). Additionally, a credit impairment is recognized on receivables when facts indicate a high probability that amounts owed to us will not be paid. Such allowances are presented as part of “Accounts receivable” on the Consolidated Balance Sheets. As of December 31, 2025 (Successor) and 2024 (Successor), there were no material credit impairments.
We maintain credit procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit standards) and require other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, we have concentrations of suppliers and customers among financial institutions, ISOs, and marketing and trading companies. These concentrations may impact our overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory, or other conditions.
See Note 2 in the Annual Financial Statements for additional information on credit risk.
Investment Price Risk
In accordance with certain NRC requirements, we maintain trust funds comprised of restricted assets that were established in order to fund our proportionate share of Susquehanna's future decommissioning obligations. As of December 31, 2025 (Successor), the NDT was invested primarily in domestic equity securities, fixed-rate, fixed-income securities, and short-term cash-equivalent securities and is presented as fair value on the Consolidated Balance Sheets. The mix of securities is intended to provide returns sufficient to fund our proportionate share of Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the NDT are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates. We actively monitor the investment performance and periodically review the asset allocation in accordance with our nuclear decommissioning trust investment policy statement.
As of December 31, 2025 (Successor), the net estimated effect of a hypothetical 10% increase in interest rates and a 10% decrease in equity values was:

Estimated increase (decrease) in the fair value of NDT assets	$(117)
See Notes 6 and 11 to the Annual Financial Statements for additional information regarding the NDT.

Form 10-K Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TALEN ENERGY CORPORATION AND SUBSIDIARIES
ITEM 8. TABLE OF CONTENTS

Item 8. Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Talen Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Talen Energy Corporation and its subsidiaries (Successor) (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the years ended December 31, 2025 and 2024, and for the period from May 18, 2023 through December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, and for the period from May 18, 2023 through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis of Accounting
As discussed in Note 19 to the consolidated financial statements, the bankruptcy court confirmed the Company's Plan of Reorganization (the "plan") in December 2022. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before May 2022 and substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on May 17, 2023 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of May 17, 2023.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.
Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Freedom and Guernsey entities from its assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in a purchase business combination during 2025. We have also excluded the Freedom and Guernsey entities from our audit of internal control over financial reporting. The Freedom and Guernsey entities are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 20% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Item 8. Table of Contents
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Freedom and Guernsey - Valuation of Plant and Equipment and Fuel Supply Contract Liabilities
As described in Note 17 to the consolidated financial statements, on November 25, 2025, the Company purchased all the ownership interests of Freedom and Guernsey for an aggregate purchase price of $3.8 billion in cash. Of the acquired assets and liabilities assumed, $4,509 million related to property, plant and equipment, a majority of which relates to plant and equipment, and $667 million of fuel supply contract liabilities were recorded. Fair value of plant and equipment was determined by management using the income approach and involved the use of significant assumptions including the forecasted prices for capacity, wholesale power, and natural gas, volumetric assumptions, and discount rates. The fair values of fuel supply contract liabilities were estimated by management using the income approach and involved the use of significant assumptions including forecasted prices for wholesale power and natural gas, volumetric assumptions, and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of plant and equipment acquired and fuel supply contract liabilities assumed in the acquisition of Freedom and Guernsey is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the plant and equipment acquired and the fuel supply contract liabilities assumed; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) forecasted prices for capacity, wholesale power, and natural gas, volumetric assumptions, and discount rates for plant and equipment acquired and (b) forecasted prices for wholesale power and natural gas, volumetric assumptions, and discount rates for fuel supply contract liabilities assumed; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the plant and equipment acquired and fuel supply contract liabilities assumed. These procedures also included, among others (i) reading the purchase agreements and the fuel supply agreements; (ii) testing management’s process for developing the fair value estimate of the plant and equipment acquired and the fuel supply contract liabilities assumed; (iii) evaluating the appropriateness of the income approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the income approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to (a) forecasted prices for capacity, wholesale power, and natural gas, volumetric assumptions, and discount rates for plant and equipment acquired and (b) forecasted prices for wholesale power and natural gas, volumetric assumptions, and discount rates for fuel supply contract liabilities assumed. Evaluating management’s assumptions related to (a) forecasted prices for capacity, wholesale power, and natural gas, and volumetric assumptions for plant and equipment and (b) forecasted prices for wholesale power and natural gas and volumetric assumptions for fuel supply contract liabilities involved considering (i) the current and past performance of Freedom and Guernsey; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rates assumption for plant and equipment acquired and fuel supply contract liabilities assumed.

Item 8. Table of Contents
Commodity Derivatives Valuation
As described in Notes 1, 2, and 11 to the consolidated financial statements, the Company’s commodity derivatives had a fair value net derivative asset position of $60 million and a fair value net derivative liability position of $156 million as of December 31, 2025. The Company utilizes exchange-traded and over the-counter traded derivative instruments, and in certain instances, structured products, to economically hedge the commodity price risk of the forecasted future sales and purchases of commodities associated with their generation portfolio. As disclosed by management, commodity derivative contracts are valued using a market approach which utilizes inputs and assumptions such as contractual volumes, delivery location, forward commodity prices, commodity price volatility, discount rates, and credit worthiness of counterparties.
The principal considerations for our determination that performing procedures relating to commodity derivatives valuation is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of commodity derivatives; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to the forward commodity prices and commodity price volatility; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the commodity derivatives valuation, including controls over the development of significant assumptions. These procedures also included, among others (i) testing management’s process for developing the estimated fair value of commodity derivatives; (ii) evaluating the appropriateness of management’s market approach; (iii) testing, on a sample basis, the completeness and accuracy of the underlying contract terms and the accounting treatment conclusions; and (iv) evaluating, on a sample basis, the reasonableness of the significant assumptions used by management related to forward commodity prices and commodity price volatility. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of forward commodity prices and commodity price volatility assumptions.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2026
We have served as the Company’s auditor since 2017.

Item 8. Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Members of Talen Energy Supply, LLC
Opinion on the Financial Statements
We have audited the consolidated statements of operations, comprehensive income (loss), equity and cash flows of Talen Energy Supply, LLC and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2023 through May 17, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2023 through May 17, 2023 in accordance with accounting principles generally accepted in the United States of America.
Basis of Accounting
As discussed in Note 19 to the consolidated financial statements, the Company filed a petition in May 2022 with the bankruptcy court for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization was substantially consummated on May 17, 2023 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
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

Item 8. Table of Contents
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
(Millions of Dollars, except share data)	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Energy and other revenues	$2,141	$1,881	$1,156	$1,042
Capacity revenues	485	192	133	108
Unrealized gain (loss) on derivative instruments (Note 2)	(45)	42	55	60
Operating Revenues (Note 3)	2,581	2,115	1,344	1,210

Fuel and energy purchases	(908)	(694)	(424)	(176)
Nuclear fuel amortization	(97)	(123)	(108)	(33)
Unrealized gain (loss) on derivative instruments (Note 2)	(61)	20	(3)	(123)
Energy Expenses	(1,066)	(797)	(535)	(332)

Operating Expenses
Operation, maintenance and development	(620)	(592)	(358)	(285)
General and administrative (Includes stock-based compensation of $(526), $(33), $(19), and $0) (Note 13)	(624)	(163)	(93)	(51)
Depreciation, amortization and accretion (Note 7)	(279)	(298)	(165)	(200)
Impairments (Note 7)	—	(1)	(3)	(381)
Other operating income (expense), net	(82)	(38)	(30)	(37)
Operating Income (Loss)	(90)	226	160	(76)
Nuclear decommissioning trust funds gain (loss), net (Note 6)	182	178	108	57
Interest expense and other finance charges (Note 10)	(302)	(238)	(176)	(163)
Reorganization income (expense), net (Note 20)	—	—	—	799
Gain (loss) on sale of assets, net (Note 17)	34	884	7	50
Other non-operating income (expense), net	10	61	95	10
Income (Loss) Before Income Taxes	(166)	1,111	194	677
Income tax benefit (expense) (Note 4)	(53)	(98)	(51)	(212)
Net Income (Loss)	(219)	1,013	143	465
Less: Net income (loss) attributable to noncontrolling interest	—	15	9	(14)
Net Income (Loss) Attributable to Stockholders (Successor) / Member (Predecessor)	$(219)	$998	$134	$479
Per Common Share
Net Income (Loss) Attributable to Stockholders - Basic	$(4.79)	$18.40	$2.27	N/A
Net Income (Loss) Attributable to Stockholders - Diluted	$(4.79)	$17.67	$2.26	N/A
Weighted-Average Number of Common Shares Outstanding - Basic (in thousands)	45,692	54,254	59,029	N/A
Weighted-Average Number of Common Shares Outstanding - Diluted (in thousands)	45,692	56,486	59,399	N/A
The accompanying Notes to the Annual Financial Statements are an integral part of the financial statements.

Item 8. Table of Contents
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor			Predecessor
(Millions of Dollars)	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Net Income (Loss)	$(219)	$1,013	$143	$465
Other Comprehensive Income (Loss)
Available-for-sale securities unrealized gain (loss), net (Note 6)	13	(14)	2	6
Postretirement benefit actuarial (gain) loss, net (Note 12)	7	5	(38)	—
Postretirement benefit prior service (credits) costs, net (Note 12)	1	21	—	—
Income tax benefit (expense)	(7)	5	8	(2)
Gains (losses) arising during the period, net of tax	14	17	(28)	4
Available-for-sale securities unrealized (gain) loss, net (Note 6)	(4)	1	7	4
Qualifying derivatives unrealized (gain) loss, net	—	—	—	(1)
Postretirement benefit prior service (credits) costs, net (Note 12)	(4)	(1)	—	—
Postretirement benefit actuarial (gain) loss, net (Note 12)	(1)	—	—	2
Income tax (benefit) expense	3	(6)	(2)	(3)
Reclassifications from AOCI, net of tax	(6)	(6)	5	2
Total Other Comprehensive Income (Loss)	8	11	(23)	6
Comprehensive Income (Loss)	(211)	1,024	120	471
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	15	9	(14)
Comprehensive Income (Loss) Attributable to Stockholders (Successor) / Member (Predecessor)	$(211)	$1,009	$111	$485
The accompanying Notes to the Annual Financial Statements are an integral part of the financial statements.

Item 8. Table of Contents
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor
(Millions of Dollars, except share data)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$689	$328
Restricted cash and cash equivalents (Note 16)	63	37
Accounts receivable (Note 3)	196	123
Inventory, net (Note 5)	278	302
Derivative instruments (Notes 2 and 11)	56	66
Other current assets	67	184
Total current assets	1,349	1,040
Property, plant and equipment, net (Note 7)	7,546	3,154
Nuclear decommissioning trust funds (Notes 6 and 11)	1,900	1,724
Derivative instruments (Notes 2 and 11)	4	5
Other noncurrent assets	106	183
Total Assets	$10,905	$6,106

Liabilities and Equity
Long-term debt, due within one year (Notes 10 and 11)	$29	$17
Accrued interest	60	18
Accounts payable and other accrued liabilities	281	266
Derivative instruments (Notes 2 and 11)	101	—
Stock-based compensation liabilities (Note 13)	501	—
Other current liabilities	78	154
Total current liabilities	1,050	455
Long-term debt (Notes 10 and 11)	6,782	2,987
Derivative instruments (Notes 2 and 11)	67	7
Postretirement benefit obligations (Note 12)	229	305
Asset retirement obligations and accrued environmental costs (Note 8)	494	468
Deferred income taxes (Note 4)	486	362
Acquired fuel supply contract liabilities (Note 17)	662	—
Other noncurrent liabilities	42	135
Total Liabilities	$9,812	$4,719
Commitments and Contingencies (Note 9)

Stockholders' Equity (Note 15)
Common stock ($0.001 par value, 350,000,000 shares authorized) (a)	$—	$—
Additional paid-in capital	1,709	1,725
Accumulated retained earnings (deficit)	(612)	(326)
Accumulated other comprehensive income (loss)	(4)	(12)
Total Stockholders' Equity	$1,093	$1,387
Total Liabilities and Stockholders' Equity	$10,905	$6,106
__________________
(a)45,687,828 and 45,961,910 shares issued and outstanding as of December 31, 2025 (Successor) and December 31, 2024 (Successor), respectively.

The accompanying Notes to the Annual Financial Statements are an integral part of the financial statements.

Item 8. Table of Contents
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(Millions of Dollars)	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Operating Activities
Net Income (Loss)	$(219)	$1,013	$143	$465
Non-cash reconciliation adjustments:
Stock-based compensation (Note 13)	526	33	19	—
Depreciation, amortization and accretion (Note 16)	279	285	157	208
Nuclear decommissioning trust funds (gain) loss, net (excluding interest and fees) (Note 6)	(132)	(130)	(78)	(43)
Unrealized (gains) losses on derivative instruments (Note 2)	121	(69)	(40)	65
Deferred income taxes	120	(46)	55	195
Nuclear fuel amortization (Note 7)	97	123	108	33
(Gain) loss on sales of assets, net (Note 17)	(36)	—	(7)	(50)
(Gain) loss on AWS Data Campus Sale and ERCOT Sale (Note 17)	—	(886)	—	—
Reorganization (income) expense, net (Note 20)	—	—	—	(933)
Impairments (Note 7)	—	1	3	381
Other (Note 16)	51	(59)	(12)	7
Changes in assets and liabilities:
Accounts receivable	(44)	14	8	261
Inventory, net	29	67	(68)	10
Other assets	182	(61)	147	98
Accounts payable and accrued liabilities	(48)	(69)	(49)	(69)
Accrued interest	42	(15)	28	(124)
Collateral received (posted), net	(33)	46	26	(83)
Other liabilities	(231)	9	(38)	41
Net cash provided by (used in) operating activities	704	256	402	462

Investing Activities
Freedom and Guernsey Acquisitions, net (Note 17)	(3,793)	—	—	—
Nuclear decommissioning trust funds investment purchases (Note 6)	(1,962)	(2,295)	(1,290)	(959)
Nuclear decommissioning trust funds investment sale proceeds (Note 6)	1,927	2,263	1,265	949
Nuclear fuel expenditures (Note 7)	(108)	(104)	(45)	(49)
Property, plant and equipment expenditures (Note 7)	(98)	(85)	(116)	(138)
Proceeds from AWS Data Campus Sale and ERCOT Sale (Note 17)	—	1,398	—	—
Proceeds from the sale of assets	40	2	8	46
Other	(9)	(8)	7	(6)
Net cash provided by (used in) investing activities	(4,003)	1,171	(171)	(157)

Item 8. Table of Contents
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(Millions of Dollars)	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Financing Activities
Debt issuances (Note 10)	3,890	849	—	—
Share repurchases (Note 15)	(103)	(1,958)	—	—
Deferred financing costs	(89)	(13)	(7)	(74)
Revolving credit facility borrowings (Note 10)	75	—	—	—
Revolving credit facility repayments (Note 10)	(75)	—	—	—
Debt repayments (Note 10)	(17)	(479)	—	—
Cumulus Digital TLF repayment	—	(182)	(15)	—
Repurchase of noncontrolling interest	—	(125)	(19)	—
Cash settlement of restricted stock units	—	(32)	—	—
Exercise or repurchase of warrants	—	(16)	(40)	—
LMBE-MC TLB payments	—	—	(294)	(7)
TLB-1 proceeds, net	—	—	288	—
Repayment of prepetition secured indebtedness	—	—	—	(3,898)
Financing proceeds at Emergence, net of discount	—	—	—	2,219
Contributions from member	—	—	—	1,393
Payment of make-whole premiums on prepetition secured indebtedness	—	—	—	(152)
Derivatives with financing elements	—	—	—	(20)
Other	5	(7)	3	—
Net cash provided by (used in) financing activities	3,686	(1,963)	(84)	(539)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	387	(536)	147	(234)
Beginning of period cash and cash equivalents and restricted cash and cash equivalents	365	901	754	988
End of period cash and cash equivalents and restricted cash and cash equivalents	$752	$365	$901	$754

See Note 16 for supplemental cash flow information.
The accompanying Notes to the Annual Financial Statements are an integral part of the financial statements.

Item 8. Table of Contents
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(Millions of Dollars, except share data)	Common stock shares (a)	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Treasury stock	Member's Equity	Non controlling Interest	Total Equity
December 31, 2022 (Predecessor)	—	$—	$—	$—	$—	$(573)	$91	$(482)
Net income (loss)	—	—	—	—	—	479	(14)	465
Other comprehensive income (loss)	—	—	—	—	—	6	—	6
Cancellation of member’s equity (b)	—	—	—	—	—	88	—	88
Issuance of member’s equity (b)	—	—	—	—	—	2,313	—	2,313
Issuance of warrants (b)	—	—	—	—	—	8	—	8
Common equity from member’s equity exchange	59,029	2,321	—	—	—	(2,321)	—	—
Non-cash contributions (c)	—	—	—	—	—	—	38	38
Non-cash distributions (d)	—	—	—	—	—	—	(5)	(5)
May 17, 2023 (Predecessor)	59,029	$2,321	$—	$—	$—	$—	$110	$2,431

May 18, 2023 (Successor)	59,029	$2,321	$—	$—	$—	$—	$110	$2,431
Net income (loss)	—	—	134	—	—	—	9	143
Other comprehensive income (loss)	—	—	—	(23)	—	—	—	(23)
Purchase of noncontrolling interest (e)	—	5	—	—	—	—	(24)	(19)
Cash contribution	—	—	—	—	—	—	1	1
Non-cash distributions (d)	—	—	—	—	—	—	(20)	(20)
Equity incentive plans	—	19	—	—	—	—	—	19
Other	—	1	—	—	—	—	1	2
December 31, 2023 (Successor)	59,029	$2,346	$134	$(23)	$—	$—	$77	$2,534

Net income (loss)	—	—	998	—	—	—	15	1,013
Other comprehensive income (loss)	—	—	—	11	—	—	—	11
Share repurchases	(13,227)	—	—	—	(1,977)	—	—	(1,977)
Retirement of treasury stock	—	(519)	(1,458)	—	1,977	—	—	—
Purchase of noncontrolling interest (e)	—	(87)	—	—	—	—	(38)	(125)
Cash settlement of restricted stock units	—	(32)	—	—	—	—	—	(32)
Exercise of warrants	160	(16)	—	—	—	—	—	(16)
Cash distributions (f)	—	—	—	—	—	—	(2)	(2)
Non-cash distributions (g)	—	—	—	—	—	—	(52)	(52)
Equity incentive plans	—	33	—	—	—	—	—	33
December 31, 2024 (Successor)	45,962	$1,725	$(326)	$(12)	$—	$—	$—	$1,387

Net income (loss)	—	—	(219)	—	—	—	—	(219)
Other comprehensive income (loss)	—	—	—	8	—	—	—	8
Share repurchases	(452)	—	—	—	(85)	—	—	(85)
Retirement of treasury stock	—	(18)	(67)	—	85	—	—	—
Equity incentive plans (h)	178	2	—	—	—	—	—	2
December 31, 2025 (Successor)	45,688	$1,709	$(612)	$(4)	$—	$—	$—	$1,093
__________________
(a)Shares in thousands.
(b)Pursuant to the Plan of Reorganization: (i) existing equity interests were canceled; and (ii) new equity interests and equity-classified warrants were issued.
(c)Related to contributions of cryptocurrency miners by TeraWulf to Nautilus.
(d)Related primarily to distribution of Bitcoin to TeraWulf.
(e)TES acquisition of remaining noncontrolling interests in Cumulus Digital and Nautilus.
(f)Distributions to noncontrolling interest owners of Cumulus Digital and Nautilus.
(g)Related primarily to distribution of Bitcoin and cryptocurrency miners to TeraWulf.
(h)Includes cash payments for tax withholdings on vested stock-based awards of $26 million and impact of modification of certain awards from equity to liability.
The accompanying Notes to the Annual Financial Statements are an integral part of the financial statements.

Item 8. Table of Contents
TALEN ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE ANNUAL FINANCIAL STATEMENTS
Capitalized terms and abbreviations appearing in these notes to the Annual Financial Statements are defined in the glossary. Dollars are in millions, unless otherwise noted.
“TEC” refers to Talen Energy Corporation. “TES” refers to Talen Energy Supply, LLC. For periods after May 17, 2023, the terms “Talen,” the “Company,” “we,” “us,” and “our” refer to TEC and its consolidated subsidiaries (including TES), unless the context clearly indicates otherwise. This presentation has been applied where identification of subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis. When identification of a subsidiary is considered important to understanding the matter being disclosed, the specific entity’s name is used. Each disclosure referring to a subsidiary also applies to TEC insofar as such subsidiary’s financial information is included in TEC’s consolidated financial information. TEC and each of its subsidiaries and affiliates are separate legal entities and, except by operation of law, are not liable for the debts or obligations of one another absent an express contractual undertaking to the contrary.
1. Business, Basis of Presentation, and Summary of Significant Accounting Policies
Organization and Operations
Talen is a leading independent power producer and energy infrastructure company dedicated to powering the future. We own and operate approximately 13.1 GW of power infrastructure in the United States, including 2.2 GW of nuclear power and a significant dispatchable fossil fleet. We produce and sell electricity, capacity, and ancillary services into wholesale U.S. power markets, with our generation fleet principally located in the Mid-Atlantic, Ohio, and Montana. Talen is headquartered in Houston, Texas.
Basis of Presentation and Principles of Consolidation
These Annual Financial Statements, which are prepared in accordance with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for Annual Reports on Form 10-K, include: (i) the accounts of all controlled subsidiaries; (ii) elimination adjustments for intercompany transactions between controlled subsidiaries; (iii) any undivided interests in jointly owned facilities consolidated on a proportionate basis; and (iv) all adjustments considered necessary for a fair presentation of the information set forth. All adjustments are of a normal recurring nature except as otherwise disclosed.
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
After Emergence, TES applied fresh start accounting, which resulted in a new basis of accounting, as the Company became a new financial reporting entity. As a result of the application of fresh start accounting and the implementation of the Plan of Reorganization, our financial position and results of operations beginning after Emergence are not comparable to our financial position or results of operations prior to that date. The financial results are presented for: (i) the Predecessor period from January 1 through May 17, 2023 (Predecessor); and (ii) the Successor periods from May 18 through December 31, 2023 (Successor) and the years ended December 31, 2024 (Successor) and December 31, 2025 (Successor). These Annual Financial Statements and notes hereto have been presented with a black line division to delineate the lack of comparability between the Predecessor and Successor.
See Note 19 for additional information on the Restructuring and Note 20 for additional information on fresh start accounting.

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
See Notes 19 and 20 for additional information on the Restructuring and fresh start accounting, respectively.
Business Combinations. The purchase price paid by the Company to acquire a business is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, provisional amounts are reported. Provisional amounts can be adjusted prospectively during a measurement period not to exceed one year from the acquisition date. If the purchase price exceeds the net fair value of the acquired business, the difference is recognized as goodwill on the consolidated balance sheets. Conversely, a bargain purchase gain is recognized on the consolidated statements of operations if the purchase price of an acquired business is below its net fair value.
See Note 17 for additional information on recent business combinations.
Fair Value of Financial Instruments and Hierarchy. The portion of our assets and liabilities carried at fair value are measured as of a reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability). An exit price may be developed under a market approach utilizing market transactions, an income approach utilizing present value techniques, or a replacement cost approach. The exit prices are disclosed according to the quality of valuation inputs under a three-tiered hierarchy comprised of:
(i)Level 1 inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities;
(ii)Level 2 inputs that are other than quoted prices that are directly or indirectly observable; and
(iii)Level 3 inputs that are unobservable inputs for assets or liabilities.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Those initially classified as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of a reporting period. For qualifying investments without readily determinable fair values, NAV is elected as a practical expedient to determine the fair values based on firm quotes of NAV per share.

Item 8. Table of Contents
The following is a description of the Company’s fair value hierarchy associated with assets and liabilities presented on the Consolidated Balance Sheets as “Derivative instruments,” “Long-term Debt,” “Nuclear decommissioning trust funds,” and pension and other postretirement plan asset investments within “Postretirement benefit obligations” or “Other noncurrent assets.”

Fair Value Hierarchy	Description
Level 1
Derivative instruments: Commodity and interest rate futures and/or options.
NDT funds: Equity securities and U.S. Government debt securities, which include U.S. Treasury bills, notes and (or) bonds.
Pension plan asset investments: Alternative and other investments, which include U.S. Treasury futures contracts.
Other postretirement plan asset investments: U.S. Government debt securities, which include U.S. Treasury bills, notes, and/or bonds.

Level 2
Derivative instruments: Over-the-counter swaps, options and forward purchase and sale contracts that are valued using adjusted exchange prices, prices provided by brokers, or pricing service companies that are all corroborated by market data.
NDT funds: U.S. government debt securities, municipal debt securities and corporate debt securities are valued using pricing provided by brokers or pricing service companies and corroborated by market data.
Long-term debt: The reported fair value of fixed and variable rate debt is valued using prices provided by brokers or pricing service companies and corroborated by market data. The carrying value of certain other short-term indebtedness approximates fair value.
Other postretirement plan asset investments: Corporate debt securities are valued using pricing provided by brokers or pricing service companies and corroborated by market data.

Level 3	There are no material assets or liabilities valued utilizing such inputs.
Net Asset Value (NAV)
NDT funds:
▪Cash equivalents consist of short-term investment funds and commingled cash equivalent funds that can be redeemed daily.
▪Equity securities consist of commingled fixed income funds that can be redeemed daily and real estate investment trusts that can be redeemed quarterly, subject to investment manager approval.
Pension plan asset investments:
▪Cash equivalent funds consist of short-term investment funds and commingled cash equivalent funds that can be redeemed daily.
▪Commingled equity securities consist of large and small cap U.S. and international funds that can be redeemed daily.
▪Commingled debt securities consist of funds that invest in investment-grade intermediate and long-duration corporate and government fixed-income securities that can be redeemed daily.
▪Alternative and other investments primarily consist of fund investments in real estate, private equity, hedge funds, and infrastructure, which have redemption limitations subject to the respective general partner’s approval.
Other postretirement plan asset investments:
▪Cash equivalent funds consist of short-term investment funds and commingled cash equivalent funds that can be redeemed daily.
▪Commingled equity securities consist of investments in a passively-managed equity index fund that invests in securities and a combination of other collective funds that can be redeemed daily.
▪Commingled debt securities consist of investments in funds that invest in a diversified portfolio of investment-grade fixed income securities that can be redeemed daily.

See Notes 2, 6, 11, and 12 for disclosures on fair value measurements and fair value levels.
Operating Revenues and Revenue Recognition. Operating revenues on the Consolidated Statements of Operations are primarily comprised of items presented as: (i) “Capacity revenues;” (ii) “Energy and other revenues;” and (iii) “Unrealized gain (loss) on derivative instruments” for certain electricity contracts.
Capacity revenues. Include amounts earned from auctions in ISOs and RTOs and under bilateral contracts to provide available generation capacity that is needed to satisfy system reliability and integrity requirements. Capacity revenues are recognized ratably over the PJM Capacity Year by Talen-owned generation facilities that participate in the auctions and stand ready to deliver generated power. Capacity revenues are based on invoiced amounts corresponding directly to the value provided over a specific time interval.
Energy and other revenues.
Energy revenues primarily include: (i) amounts earned from sales to ISOs and RTOs for electric generation and ancillary services products that support transmission and grid operations; (ii) amounts earned for wholesale and retail electricity and other energy-related product sales to bilateral counterparties; and (iii) realized gains and losses on commodity derivative instruments.
Sales of each electric generation and ancillary services to ISOs and RTOs represent performance obligations recognized over time based on volumes delivered or services performed at contractually agreed upon day-ahead or real-time market prices.

Item 8. Table of Contents
Sales of wholesale electricity to bilateral counterparties represent performance obligations recognized over a contractually agreed period of time based on volumes delivered at the contractually agreed price.
Such sales are recognized based on invoiced amounts, which correspond directly with the value provided over a specific time interval. Accrued and unbilled revenues are estimated at the end of each reporting period.
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
The Nuclear PTC provides qualified nuclear power generation facilities with transferable credits for electricity produced and sold to an unrelated party during each tax year. These credits, which are accounted for by analogy to income-based grants under international accounting standards for government grants and disclosure of government assistance, are recognized when there is reasonable assurance that the Company will comply with the applicable conditions and that the credit will be received, which is generally over the period of production. As the credits that are generated each tax year are based on annual gross receipts and production volumes, the measurement of the credit value is estimated at each period until the final value can be determined at the end of the year, which may be different than the estimated amount. The credit value includes a five-times multiplier (up to $15 per MWh) for meeting prevailing wage requirements. Accordingly, Nuclear PTCs are recognized based on production volumes generated during the period and measured at the credit value for the tax year. See Note 3 for amounts recognized, which are presented as “Energy and other revenues” on the Consolidated Statements of Operations and “Other current assets” on the Consolidated Balance Sheets. Credits that are utilized to reduce federal income taxes payable are presented as a reduction of “Other current liabilities” on the Consolidated Balance Sheets. Additional guidance expected to be issued from the U.S. Treasury and IRS may impact the credit value recognized.
Prior to its suspension of operations in October 2024, the primary output of Nautilus’s ordinary business activities was providing hash calculation services to solve complex cryptographic algorithms in support of blockchain mining. Nautilus was party to a mining pool arrangement to provide an unspecified amount of its available hash calculations to an unaffiliated mining pool operator. Nautilus was entitled to an enforceable right to compensation from the mining pool operator only for the duration of time over which Nautilus provides its hash calculations.
In exchange for providing hash calculation services to the mining pool operator, Nautilus was entitled to consideration, whether or not the mining pool operator successfully solves a block, based on a ‘full-pay-per-share’ payout methodology. Nautilus’s only performance obligation was to provide hash calculations to the mining pool operator. If Nautilus did not provide hash calculations to the mining pool operator, no consideration was earned by Nautilus nor did Nautilus incur any penalties from the mining pool operator. The Bitcoin earned by Nautilus was all variable noncash consideration. Accordingly, Nautilus recognized revenue that was measured at fair value using the quoted price for Bitcoin in Nautilus’s principal market at the beginning of each day (Coordinated Universal Time). Nautilus operations were suspended in October 2024 and no Bitcoin mining revenues have been generated since that time.
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
See Note 3 for additional information on revenue.
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
Fuel costs include: (i) the costs incurred by Talen-owned generation facilities for the conversion of natural gas, coal, and (or) oil products to electricity, and (ii) the periodic amortization (through contract expiry) of the acquisition date fair value of acquired executory fuel supply contracts. Fuel for electric generation from natural gas purchases are recognized at the agreed price for natural gas delivered to the applicable generation facility over a contractually agreed period of time. Fuel for electric generation from coal and oil product inventories are recognized at the applicable weighted average inventory cost of volumes consumed.

Item 8. Table of Contents
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
See Notes 2 and 11 for additional information on the presentation of derivative contracts and fair value measurements, respectively.
Operation, Maintenance and Development. The costs of removal, repairs, maintenance, and other operating costs, pre-commercial development activities, and salaries and benefits for operations personnel that each do not meet capitalization criteria are recognized as an expense when incurred. Materials and supplies inventories are recognized as an expense at the weighted average cost of materials consumed as they are used for repairs and maintenance. Costs for pre-commercial development stages of certain projects that are not capitalized as “Property, plant and equipment, net” on the Consolidated Balance Sheets and recurring operational and maintenance activities are each presented as “Operation, maintenance and development” on the Consolidated Statements of Operations. Development expenses incurred were primarily related to pre-commercial activities at Nautilus and hyperscale construction activities at Cumulus Digital.

Item 8. Table of Contents
Stock-Based Compensation. TEC grants performance stock units (“PSUs”) and restricted stock units (“RSUs”) to certain employees and non-employee directors. The fair value of PSUs is estimated on the grant date utilizing a Monte Carlo Valuation Model, which contains significant unobservable inputs that are believed to be consistent with those used by principal market participants. The fair value of RSUs is derived from the closing price of TEC common stock at the grant date. Forfeitures are recognized as they occur. Unvested PSUs and RSUs are entitled to dividends or dividend equivalents, which are accrued and distributed to award recipients at the time such awards vest. Dividends and dividend equivalents are subject to the same vesting and forfeiture provisions as the underlying awards. Liability classified awards that settle in cash, or include an election to be settled in cash, are remeasured at fair value through settlement or maturity and presented as “Stock-based compensation liabilities” on the Consolidated Balance Sheets. Stock-based compensation expense is recognized for both graded and cliff vesting awards on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense is presented as “General and administrative” on the Consolidated Statements of Operations.
See Note 13 for additional information on stock-based compensation.
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
See Note 4 for additional information on income taxes.
Concentrations of Credit Risk. Concentrations of credit risk exist primarily within cash and cash equivalents, receivables, and commodity derivative assets. Cash and cash equivalents are generally held in accounts where the amounts deposited exceed the maximum deposit insurance provided by the Federal Deposit Insurance Corporation. Cash and cash equivalents and restricted cash balances are primarily deposited in accounts with major financial institutions with investment grade credit ratings. In certain instances, funds are invested in highly liquid U.S. Treasury securities or other obligations with original maturities of less than 90 days that are issued by or guaranteed by the U.S. Government. Concentrations of credit risk for receivables are primarily attributable to entities that reimburse Talen for certain capital expenditures and operating costs associated with jointly owned facilities. Concentrations of credit risk for commodity derivative assets are primarily attributable to unaffiliated investment grade counterparties which engage in energy marketing activities with Talen Energy Marketing. See Note 2 for additional information on concentrations of credit risk.
Cash and Cash Equivalents. Bank deposits, liquid investments, and other similar assets with original maturities of three months or less. Cash and cash equivalents, including cash deposits supporting the Company’s commodity exchange activities, that are contractually restricted are presented as “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.
See Note 16 for additional information.
Accounts Receivable. Receivables primarily consist of amounts due from customers or other contract counterparties, net of any collection allowances. Uncollected receivables greater than 30 days past due are assessed for collectability based on a variety of factors that include, but are not limited to, customer credit worthiness, duration receivables are outstanding, and (or) historical collection experience. Management continuously assesses and considers current economic trends that might impact the amount of future credit losses. If it becomes known that a specific customer may not have the ability to settle its obligation that is not yet past due, such receivables are assessed for collectability. If these assessments indicate a receivable collection is remote, its carrying value is reduced through an allowance for doubtful accounts measured at management’s best estimate, and a charge is presented on the Consolidated Statements of Operations. If any portion of the original carrying value of the receivable is recovered, the allowance and the associated charge are reversed in the period of collection.
Inventory. Inventory consists of fuel for generation (primarily coal and fuel oil), materials and supplies, and environmental products each of which are valued at the lower of weighted average cost or net realizable value. See Note 5 for additional information on inventory.

Item 8. Table of Contents
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
See Notes 6 and 11 for additional information on investments in debt and equity securities.
Property, Plant and Equipment. Expenditures for land, the construction of facilities, the addition or refurbishment of major equipment, and commercially viable new development projects are capitalized at cost. Such capitalized amounts include interest costs, where appropriate. Facilities, land, and other equipment acquired in a business combination are recognized at acquisition date fair value. In each case, such amounts are presented as “Property, plant and equipment, net” on the Consolidated Balance Sheets. Reductions in the carrying value of PP&E are accumulated over the estimated useful life of each depreciable unit using group or straight-line depreciation methods. Such periodic reduction is presented as a charge to “Depreciation, amortization and accretion” on the Consolidated Statements of Operations. Generally, upon normal retirement of PP&E under the group depreciation method, the costs of such assets are retired against accumulated depreciation in the period of the retirement and no gain or loss is recognized. Any remaining carrying value of PP&E at its retirement date that depreciated under the straight-line depreciation method is presented as a loss within “Other operating income (expense), net” on the Consolidated Statements of Operations. Any remaining carrying value of PP&E at its sale date and any proceeds from the disposition are presented as a gain or loss net on the Consolidated Statements of Operations.
See Note 17 for information on recent business combinations.
Expenditures for intangible assets such as contractual rights, software development costs, and long-term operating licenses are capitalized at cost and are presented as “Property, plant and equipment, net” on the Consolidated Balance Sheets. Reductions in the carrying value of intangible assets with finite useful lives are accumulated over the estimated useful life of each intangible asset using an amortization pattern which reflects the economic benefits of the intangible asset. Such periodic reduction is presented as a charge to “Depreciation, amortization and accretion” on the Consolidated Statements of Operations. See “Impairment” below for additional information regarding impairments of the carrying values of PP&E.
See Note 7 for additional information on PP&E.
Impairment. PP&E used in operations are assessed for impairment when changes in facts and circumstances indicate the carrying value of the asset group may not be recoverable. Indicators of impairment may include changes in the economic environment, negative financial trends, physical damage to assets or management’s decisions regarding strategic initiatives. Where applicable, individual assets are grouped for impairment analysis purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If there is an indication the carrying value of an asset group may not be recoverable, management reviews the expected future cash flows of the asset group. If the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value of the asset group is written down to its estimated fair value. Impairment charges are presented as “Impairments” on the Consolidated Statements of Operations in the period in which the impairment condition arises. If facts and circumstances indicate that the carrying value of an asset under construction will have no future economic benefit, such amounts are presented on the Consolidated Statements of Operations in the period in which such projects are abandoned, canceled, or management otherwise determines the costs to be unrecoverable.
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
See Note 7 for information on impairments.

Item 8. Table of Contents
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
ARO liabilities increase through the recognition of accretion expense to recognize changes in the obligation due to the passage of time. The asset retirement capitalized cost is depreciated at a rate consistent with the useful life of the associated long-lived asset. The depreciation of the asset retirement capitalized cost and the accretion of the ARO liability are each presented as “Depreciation, amortization and accretion” on the Consolidated Statements of Operations. An ARO liability amendment associated with a long-lived asset that is not fully impaired or depreciated is recognized through an adjustment to the ARO liability and the asset retirement capitalized cost. Any revision to the asset retirement capitalized cost is generally depreciated over the remaining life of the associated long-lived asset. An ARO liability amendment associated with a fully impaired or depreciated asset is presented as “Other operating income (expense), net” on the Consolidated Statements of Operations. At settlement, a gain or loss will arise if the cash expenditures to settle the ARO liabilities are different than the carrying values. Such gains or losses are presented as “Other operating income (expense), net” on the Consolidated Statements of Operations.
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
See Note 8 for additional information on AROs.
Contingencies. Potential loss contingencies may result from environmental remediation, litigation claims, regulatory penalties or other events. Potential losses are accrued when: (i) information is available that indicates it is probable (i.e., likely to occur) that a loss has been incurred, given the likelihood of the uncertain future events; and (ii) the amount of the loss can be reasonably estimated. Loss contingencies are recognized at management's best estimate, which may be discounted, where appropriate. Loss contingencies exclude estimates for any legal fees, which are recognized as incurred when the legal services are performed. Additionally, pursuant to federal and state legislation, the Company assesses the funding associated with certain legacy health care benefit plans for retired mine workers and recognizes expected funding shortfall, if any, as a contingent liability. See Note 9 for additional information on loss contingencies.
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

Item 8. Table of Contents
Costs incurred to issue new arrangements are subsequently amortized through the expected expiration of the associated arrangement under the straight-line method. Commitment fees on available but unused credit facility capacity are expensed as incurred. Such costs are presented as “Interest expense and other finance charges” on the Consolidated Statements of Operations.
See Note 10 for additional information on debt.
Postretirement Benefit Obligations. Certain Talen subsidiaries sponsor various defined benefit pension plans and other postretirement benefit plans. Gains and losses, net of income tax, that arise and are not a component of net periodic defined benefit costs are presented as “Other Comprehensive Income (Loss)” on the Consolidated Statements of Comprehensive Income. Service cost is presented as “Operation, maintenance and development” while the other components of net periodic defined benefit cost (credit) for pension and other postretirement plans are presented as “Other non-operating income (expense), net” on the Consolidated Statements of Operations.
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
See Note 12 for additional information on the plans and the accounting for defined benefits.
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
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements that had a material effect on the Company’s financials statements and (or) disclosures.
Recent Accounting Pronouncements Not Yet Adopted
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
ASU 2025-11. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides clarification to certain elements of Topic 270, but does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the disclosure impact of this ASU and expects to adopt it in the required period.

Item 8. Table of Contents
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
Open commodity purchase (sales) derivatives range in maturity through 2027. The net notional volumes of commodity derivatives were:

	Successor
	December 31, 2025 (a)	December 31, 2024 (a)
Power (MWh)	(59,634,723)	(38,615,192)
Natural gas (MMBtu)	169,209,022	32,405,460
Emission allowances (tons)	—	100,000
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
Open interest rate derivatives range in maturity through 2029. The net notional volumes of open interest rate derivatives were:

	Successor
	December 31, 2025	December 31, 2024
Interest rate (in millions)	$990	$290
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
Outstanding accounts receivable include those from sales of capacity, generated electricity, and ancillary services through contracts directly with ISOs and RTOs and realized settlements of physical and financial derivative instruments with commodity marketers. Additionally, Talen carries accounts receivable due from joint owners for their portion of operating and capital costs for certain jointly owned facilities that are operated by the Company. The majority of outstanding receivables, which are continually monitored, have customary payment terms. The allowance for doubtful accounts was a non-material amount as of December 31, 2025 (Successor) and 2024 (Successor).
As of December 31, 2025 (Successor), Talen’s aggregate credit exposure, which excludes the effects of netting arrangements, cash collateral, LCs, and any allowances for doubtful collections, was $652 million and its credit exposure including such netting effects was $47 million. Excluding ISO and RTO counterparties, whose accounts receivable settlements and congestion products are subject to applicable market controls, the ten largest single net credit exposures account for 83% of Talen’s total net credit exposure, which are primarily with entities assigned investment grade credit ratings.
Certain derivative instruments contain credit risk-related contingent features, which may require us to provide cash collateral, LCs, or guarantees from a creditworthy entity if the fair value of a liability eclipses a certain threshold or upon a decline in Talen’s credit rating. The fair values of derivative instruments in a net liability position, and that contain credit risk-related contingent features, were non-material as of December 31, 2025 (Successor) and 2024 (Successor).
Derivative Instrument Presentation
Balance Sheets Presentation. The fair value of derivative instruments presented within assets and liabilities on the Consolidated Balance Sheets were:

	Successor
	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$56	$97	$65	$—
Interest rate contracts	—	4	1	—
Total current derivative instruments	56	101	66	—
Commodity contracts	4	59	4	7
Interest rate contracts	—	8	1	—
Total non-current derivative instruments	$4	$67	$5	$7

All commodity and interest rate derivatives are economic hedges where the changes in fair value are presented immediately in income as unrealized gains and losses. Changes in the fair value and realized settlements on commodity derivative instruments are presented as separate components of “Energy and other revenues” and “Fuel and energy purchases” on the Consolidated Statements of Operations. Changes in the fair value and realized settlements on interest rate derivative instruments are presented as “Interest expense and other finance charges” on the Consolidated Statements of Operations. See Note 11 for additional information on fair value of commodity and interest rate derivatives.
Effect of Netting. Generally, the right of setoff within master netting arrangements permits the fair value of derivative assets to be offset with derivative liabilities. As an election, derivative assets and derivative liabilities are presented on the Consolidated Balance Sheets with the effect of such permitted netting as of December 31, 2025 (Successor) and 2024 (Successor).

Item 8. Table of Contents
The net amounts of “Derivative instruments” presented as assets and liabilities on the Consolidated Balance Sheets considering the effect of permitted netting and where cash collateral is pledged in accordance with the underlying agreement were:

	Gross Derivative Instruments	Eligible for Offset	Net Derivative Instruments	Collateral (Posted) Received	Net Amounts
December 31, 2025 (Successor)
Assets	$456	$(396)	$60	$—	$60
Liabilities	608	(396)	212	(44)	168
December 31, 2024 (Successor)
Assets	$227	$(154)	$73	$(2)	$71
Liabilities	173	(154)	19	(12)	7

Statements of Operations Presentation. The location and pre-tax effect of “Derivative instruments” presented on the Consolidated Statements of Operations for the periods were:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Realized gain (loss) on commodity contracts
Energy revenues (a)	$102	$317	$360	$644
Fuel and energy purchases (a)	(14)	(35)	(91)	(34)
Unrealized gain (loss) on commodity contracts
Operating revenues (b)	(45)	42	55	60
Energy expenses (b)	(61)	20	(3)	(123)
Realized and unrealized gain (loss) on interest rate contracts
Interest expense and other finance charges	(13)	9	(4)	—
__________________
(a)Does not include those derivative instruments that settle through physical delivery.
(b)Presented as “Unrealized gain (loss) on derivative instruments” on the Consolidated Statements of Operations.
3. Revenue
The components of operating revenues for the periods were:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Electricity sales and ancillary services, ISO/RTO	$1,940	$1,144	$880	$281
Capacity revenues	485	192	133	108
Physical electricity sales, bilateral contracts, other	93	147	71	62
Other revenue from customers	—	91	81	27
Total revenue from contracts with customers	2,518	1,574	1,165	478
Realized and unrealized gain (loss) on derivative instruments	56	307	179	732
Nuclear PTC	—	220	—	—
Other revenue	7	14	—	—
Operating revenues	$2,581	$2,115	$1,344	$1,210
Accounts Receivable
“Accounts receivable” presented on the Consolidated Balance Sheets were:

	Successor
	December 31, 2025	December 31, 2024
Customer accounts receivable	$160	$66
Other accounts receivable	36	57
Accounts receivable	$196	$123

Item 8. Table of Contents
During the years ended December 31, 2025 (Successor), and 2024 (Successor), there were no significant changes in accounts receivable other than normal receivable recognition and collection transactions. See Note 2 for additional information on Talen’s credit risk on the carrying value of its receivables.
Future Performance Obligations
Talen’s estimated future fixed fee performance obligations primarily include capacity volumes awarded, net of capacity repurchases by the Company, through PJM BRAs and incremental PJM capacity auctions. See Note 9 for additional information on the PJM BRAs.
As of December 31, 2025 (Successor), future performance obligations that were unsatisfied or partially unsatisfied were:

	2026	2027	2028 (a)	2029 (a)	2030 (a)
Future performance obligations	$963	$1,053	$443	$—	$—
__________________
(a)As PJM BRAs have not yet occurred for periods after the 2027/2028 PJM Capacity Year, there are no future performance obligations after May 31, 2028.
Brandon Shores and H.A. Wagner RMR Agreements
In May 2025, the FERC approved each of the Brandon Shores and H.A. Wagner RMR agreements, under which: (i) Talen will operate the generation facilities in accordance with such arrangements from June 1, 2025 through May 31, 2029, or until such time as the necessary third-party transmission upgrades are placed into service; (ii) Brandon Shores will earn annual fixed-cost payments of $145 million ($312/MWd), inclusive of a $5 million per year unit performance “hold back;” (iii) H.A. Wagner will earn annual fixed-cost payments of $35 million ($137/MWd), inclusive of a $2.5 million per year unit performance “hold back;” and (iv) each facility will receive separate reimbursement for variable costs and approved project investments. In August 2025, the Maryland Office of People’s Counsel filed an appeal of the FERC’s order approving the Brandon Shores and H.A. Wagner RMR agreements. Talen has intervened in that proceeding and plans to participate.
Additionally, H.A. Wagner Unit 4 is subject to certain emission restrictions associated with its air permits that limit the Unit’s annual runtime. In October 2025, the DOE granted PJM’s request, pursuant to Section 202(c) of the Federal Power Act, to renew the DOE’s July order, which allowed Unit 4 to exceed its air permit emission limits for the remainder of the calendar year when Unit 4 was needed to maintain grid reliability. Such order is subject to extension at the request of PJM and at the discretion of the DOE.
4. Income Taxes
The components of “Income tax benefit (expense)” for the periods were:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Federal	$54	$(113)	$3	$(15)
State	13	(31)	1	(2)
Current income taxes	67	(144)	4	(17)
Federal	(135)	47	(55)	(184)
State	15	(1)	—	(11)
Deferred income taxes	(120)	46	(55)	(195)
Income tax benefit (expense)	$(53)	$(98)	$(51)	$(212)
Income (loss) before income taxes	(166)	1,111	194	677
Effective income tax rate	(31.9)%	8.8%	26.3%	31.3%
Current tax receivable presented as “Other current assets” on the Consolidated Balance Sheets were $35 million as of December 31, 2025 (Successor) and non-material as of December 31, 2024 (Successor). Current tax liabilities presented as “Other current liabilities” on the Consolidated Balance Sheets were non-material as of December 31, 2025 (Successor) and $53 million as of December 31, 2024 (Successor).

Item 8. Table of Contents
Effective Tax Rate Reconciliations
The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our effective tax amount and rate for the year ended December 31, 2025 (Successor):

	Successor
	Year Ended December 31, 2025
Federal income tax at statutory tax rate	$35	21.0%
State income taxes, net of federal benefit (a)	4	2.4%
Nontaxable or nondeductible items:
Stock-based compensation	(72)	(43.2)%
Nuclear PTC	(2)	(1.2)%
Other permanent differences	(1)	(0.6)%
Changes in valuation allowances	(2)	(1.2)%
Other adjustments:
Return to provision	13	7.8%
Tax on NDT	(28)	(16.9)%
Income tax benefit (expense)	$(53)	(31.9)%
__________________
(a)Pennsylvania state income taxes comprised the majority of the tax effect in this category.
The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the income tax benefit (expense) at our statutory rate to the income tax benefit (expense) at our effective rate for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Income tax benefit (expense) computed at the federal income tax statutory tax rate of 21%	$(234)	$(41)	$(143)
Income tax increase (decrease) due to:
Change in valuation allowance	128	(43)	129
State income taxes, net of federal benefit	(48)	1	(34)
Nuclear PTC	46	—	—
Nuclear decommissioning trust taxes	(27)	(16)	(9)
Reorganization adjustments	23	26	(138)
Return to provision	11	—	—
Permanent differences	3	22	(16)
Other	—	—	(1)
Income tax benefit (expense)	$(98)	$(51)	$(212)

Item 8. Table of Contents
Deferred Taxes
The components of deferred tax liabilities and deferred tax assets were:

	Successor
	December 31, 2025	December 31, 2024
Property, plant and equipment, net	$1,305	$465
Nuclear decommissioning trust	540	502
Unrealized gain on qualifying derivatives	—	32
Other	3	—
Deferred tax liabilities	1,848	999
Less:
Federal net operating loss carryforwards	749	164
Interest limitation carryforward	331	340
Acquired fuel supply contract liabilities (a)	151	—
Accrued liabilities	53	30
Accrued pension costs	45	80
State net operating loss carryforwards	19	15
Unrealized loss on qualifying derivatives	16	—
Other	—	8
Deferred tax assets	1,364	637
Valuation allowance	(2)	—
Deferred tax liabilities, net	$486	$362
__________________
(a)See Note 17 for additional information on acquired fuel supply contract liabilities.
Net Operating Losses
The components of NOL carryforwards were:

	Successor
	December 31, 2025	December 31, 2024
Federal, indefinite expiration, limited to annual utilization of 80%	$3,566	$783
State, expirations 2026 - 2041	407	310
See “Emergence from Restructuring” below for information on limitations on our NOLs.
Income Taxes Paid Net of Refunds
The amounts of income taxes paid, net of refunds, were:

Successor
Year Ended December 31, 2025
US Federal - Corporate	$26
US Federal - NDT	15
Total federal tax	41

Pennsylvania	17
Other states (a)	13
Total state tax	30
Total	$71
__________________
(a)Consists primarily of New Jersey, Maryland, and Texas.
Unrecognized Tax Benefits
Unrecognized tax benefits as of December 31, 2025 (Successor) and 2024 (Successor) were a non-material amount. All tax returns filed for years December 31, 2022 and forward are open to examination by the relevant taxing authorities.

Item 8. Table of Contents
Emergence from Restructuring
The Company evaluated, including the change in control resulting from its Emergence from bankruptcy, the tax impact of its Restructuring as described in Note 19. As part of the Restructuring, a substantial portion of the Company’s prepetition debt was extinguished, resulting in cancellation of debt income (“CODI”). A taxpayer emerging from bankruptcy may exclude CODI from taxable income but must first reduce its tax attributes by the amount of CODI realized. The Company realized CODI of $1.2 billion, which resulted in a partial reduction in tax basis in PP&E assets.
Upon Emergence, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The Code’s Sections 382 and 383 impose limitations on the ability of a company to utilize tax attributes after experiencing an ownership change. States generally have similar tax attribute limitation rules following an ownership change. The Company also applied fresh start accounting. As a result, deferred tax assets and liabilities were adjusted based on the Successor GAAP financial statements. See Note 20 for additional information on fresh start accounting.
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
As a result of the assessment, it was determined that it is more likely than not that all federal and most state deferred tax assets will be fully utilized by future taxable income. As of December 31, 2025 (Successor), the Company’s valuation allowance was non-material.
As of December 31, 2024 (Successor), it was more likely than not that federal and state deferred tax assets would be fully utilized by future taxable income. The entire federal and state valuation allowances were released, resulting in a $128 million tax benefit. For the period from May 18 through December 31, 2023 (Successor), a $43 million tax expense was recognized for the increase in federal and state valuation allowances based on the realizability of deferred tax assets. For the period from January 1 through May 17, 2023 (Predecessor), a $129 million benefit was recognized for the reduction in federal and state valuation allowances. The change in valuation allowance estimates was the result of tax attribute reduction from the cancellation of debt income that was realized upon Emergence.
Sale of Nuclear Production Tax Credits
In September 2025, Nuclear PTCs with an aggregate carrying value of $202 million were sold to an unaffiliated third party for cash consideration of $191 million. The $11 million difference between the carrying value and the sales price resulted in loss presented in “Other operating income (expense), net” on the Consolidated Statements of Operations. The Company’s Nuclear PTCs remaining after the sale were utilized in reducing federal income taxes payable.
One Big Beautiful Bill Act
In 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB, among other things, makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company has included the known effects of the OBBB in its income tax provision.
5. Inventory

	Successor
	December 31, 2025	December 31, 2024
Coal	$94	$92
Oil products	57	65
Fuel inventory for electric generation	151	157
Materials and supplies, net	124	88
Environmental products	3	57
Inventory, net	$278	$302
Inventory net realizable value and obsolescence charges on coal and fuel oil inventories are presented as “Other operating income (expense), net” on the Consolidated Statements of Operations. Such non-cash charges were non-material for the year ended December 31, 2025 (Successor), the year ended December 31, 2024 (Successor), the period from May 18 through December 31, 2023 (Successor), and $37 million for the period from January 1 through May 17, 2023 (Predecessor).

Item 8. Table of Contents
During the period from January 1 through May 17, 2023 (Predecessor), $24 million of adjustments were related to Brandon Shores coal and materials and supplies inventories. See Note 7 for additional information on the Brandon Shores recoverability assessment.
6. Nuclear Decommissioning Trust Funds

	Successor
	December 31, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents	$16	$—	$—	$16	$3	$—	$—	$3
Equity securities	385	739	(19)	1,105	509	651	(55)	1,105
Debt securities	773	7	(3)	777	615	3	(7)	611
Receivables (payables), net	2	—	—	2	5	—	—	5
NDT Funds	$1,176	$746	$(22)	$1,900	$1,132	$654	$(62)	$1,724
See Note 11 for additional information on the NDT fair value. There were no available-for-sale debt securities with credit losses as of December 31, 2025 (Successor) and 2024 (Successor).
As of December 31, 2025 (Successor), there was no intent to sell available-for-sale debt securities with unrealized losses, and it is not more likely than not that each of these investments will be required to be sold before the recovery of its amortized cost. The aggregate fair value of available-for-sale debt securities with unrealized losses as of December 31, 2025 (Successor) was:

	Fair Value	Unrealized Losses
Corporate debt securities	$76	$(1)
Municipal debt securities	50	(1)
U.S. Government debt securities	113	(1)
Debt securities in unrealized loss position	$239	$(3)
As of December 31, 2025 (Successor), the aggregate fair value of debt securities in a loss position for a duration of one year or longer were $101 million and the unrealized losses were non-material.
The contractual maturities for available-for-sale debt securities presented on the Consolidated Balance Sheets were:

	Successor
	December 31, 2025	December 31, 2024
Maturities within one year	$23	$82
Maturities within two to five years	233	220
Maturities thereafter	521	309
Debt securities, fair value	$777	$611
The sales proceeds, gains, and losses for available-for-sale debt securities for the periods were:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Sales proceeds of NDT funds investments (a)	$1,689	$2,132	$1,259	$839
Gross realized gains	10	12	5	7
Gross realized losses	(6)	(13)	(11)	(12)
__________________
(a)Sales proceeds are used to pay income taxes and trust management fees. Remaining proceeds are reinvested in the NDT.

Item 8. Table of Contents
The net unrealized gains and losses recognized associated with equity securities still held at the end of the reporting periods were:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Equity securities, unrealized gains (losses)	$123	$74	$83	$23

7. Property, Plant and Equipment

		Successor
		December 31, 2025			December 31, 2024
	Estimated Useful Life (years)	Gross Value	Accumulated Depreciation	Carrying Value	Gross Value	Accumulated Depreciation	Carrying Value
Electric generation	3-37	$7,522	$(481)	$7,041	$3,030	$(292)	$2,738
Nuclear fuel	1-6	403	(213)	190	322	(152)	170
Other property and equipment	3-24	63	(11)	52	90	(18)	72
Capitalized software	1-5	10	(5)	5	8	(3)	5
Construction work in progress		258	—	258	169	—	169
Property, plant and equipment, net		$8,256	$(710)	$7,546	$3,619	$(465)	$3,154

The components of “Depreciation, amortization and accretion” presented on the Consolidated Statements of Operations for the periods were:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Depreciation expense (a)	$211	$225	$133	$173
Amortization expense (b)	10	16	1	4
Accretion expense (c)	58	57	31	24
Other	—	—	—	(1)
Depreciation, amortization and accretion	$279	$298	$165	$200
__________________
(a)Electric generation and other property and equipment.
(b)Intangible assets and capitalized software.
(c)ARO and accrued environmental cost accretion. See Note 8 for additional information.
The cost of nuclear fuel and the amortization of nuclear fuel intangible assets are presented as “Nuclear fuel amortization” on the Consolidated Statements of Operations.
Amortization expense related to nuclear fuel contract intangible assets was non-material for the year ended December 31, 2025 (Successor), $33 million for the year ended December 31, 2024 (Successor), and $53 million for the period from May 18 through December 31, 2023 (Successor). The carrying value of nuclear fuel contract intangible assets was non-material as of December 31, 2025 (Successor) and 2024 (Successor).
Jointly Owned Facilities
Certain of Talen's subsidiaries own undivided interests in jointly owned electric generation facilities and related assets. These generation facilities and other assets are maintained and operated pursuant to their joint ownership participation and operating agreements. Under such arrangements, each participant is responsible for funding its proportionate share of costs and is entitled to its proportionate share of electric generation and (or) other attributes of the relevant jointly owned facilities. Talen's proportionate share of revenues and expenses for its undivided interests is presented within the Consolidated Statements of Operations.
Talen owns undivided interest of 90% in Susquehanna, 22.22% in Conemaugh, and 12.34% in Keystone. See below for information regarding the ownership of Colstrip in Montana. The carrying values of Colstrip, Conemaugh, and Keystone were non-material as of December 31, 2025 (Successor) and 2024 (Successor).

Item 8. Table of Contents
The proportionate share of “Property, plant and equipment, net” related to Susquehanna presented on the Consolidated Balance Sheets was:

	Successor
	December 31, 2025	December 31, 2024
Ownership interest	90%	90%

Electric generation	$2,241	$2,206
Nuclear fuel	403	322
Other property and equipment	28	25
Capitalized software	3	2
Construction work in progress	114	109
Proportionate property, plant and equipment, cost	2,789	2,664
Less: accumulated depreciation and amortization	494	326
Proportionate property, plant and equipment, net	$2,295	$2,338
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
Equity Method Investments
Talen holds equity interests in Conemaugh Fuels and Keystone Fuels equal to its respective undivided ownership interests in Conemaugh and Keystone. Conemaugh Fuels and Keystone Fuels were formed to purchase coal and sell it to Conemaugh and Keystone. Additionally, they may sell coal to any entity that manufactures or produces synthetic fuel from coal for resale to Conemaugh and Keystone. The aggregate affiliated fuel purchases by Talen from Conemaugh Fuels and Keystone Fuels is presented as “Fuel and energy purchases” on the Consolidated Statements of Operations. Talen’s aggregate fuel purchases for Conemaugh and Keystone Fuels were $48 million for the year ended December 31, 2025 (Successor), $35 million for the year ended December 31, 2024 (Successor), $23 million for the period from May 18 through December 31, 2023 (Successor) and $14 million for the period from January 1 through May 17, 2023 (Predecessor).
Nautilus Derecognition
In connection with the revisions to the AWS PPA (i) in June 2025, the Company agreed to cease use of the Nautilus facility, and (ii) in September 2025, the facility lease between the Company and AWS, and the related submetering and supply agreements, were terminated and AWS took possession of the existing facility structures. Accordingly, during the year ended December 31, 2025 (Successor), the Company derecognized approximately: (i) $15 million of structures and buildings presented as “Property, plant and equipment, net;” (ii) an aggregate $44 million of contract intangible assets and lease right-of-use assets presented as “Other noncurrent assets;” (iii) $10 million of lease liabilities presented as “Other current liabilities;” and (iv) an aggregate $57 million contractual obligations and lease obligations presented as “Other noncurrent liabilities.” The resulting net gain of $8 million is presented as “Other operating income (expense), net” on the Consolidated Statements of Operations.
Brandon Shores Impairment
Brandon Shores Asset Group. In the first quarter 2023, Talen canceled its plan to convert Brandon Shores to an oil combustion facility due to an increase in expected conversion costs. This decision triggered a recoverability assessment of the carrying value of the Brandon Shores asset group.
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
In May 2025, Brandon Shores and H.A. Wagner consummated RMR agreements which requires the facilities to operate until certain third-party transmission upgrades are placed into service. See Note 3 for additional information on the Brandon Shores and H.A. Wagner RMR agreements.

Item 8. Table of Contents
8. Asset Retirement Obligations and Accrued Environmental Costs
Certain subsidiaries of the Company have legal retirement obligations for the decommissioning and environmental remediation costs associated with our current and former generation. Most of these obligations, except remediation of some ash impoundments, are not expected to be paid until several years, or decades, in the future. The Company’s most significant obligations are associated with the: (i) decommissioning of Susquehanna, which the NDT is expected to fund; and (ii) coal ash disposal units of legacy coal-fired generation facilities which, for certain obligations, the Company has posted surety bonds (some of which have been collateralized with LCs). The carrying value of these AROs include assumptions of estimated future retirement and remediation cash expenditures, cost escalation rates, probabilistic cash flow models, and discount rates.
The Company may be required to revise or recognize new AROs as a result of regulatory changes by the NRC, EPA, Montana Department of Environmental Quality (the “MDEQ”) or other regulatory entities. Additionally, revisions may result from scope of work amendments to remediation activities as well as changes to remediation costs and other assumptions. If the assumptions underlying any ARO estimates do not materialize as expected, actual cash expenditures and costs could be materially different than currently estimated.

	Successor
	December 31, 2025	December 31, 2024
Asset retirement obligations	$514	$498
Accrued environmental costs	20	21
Total asset retirement obligations and accrued environmental costs	534	519
Less: asset retirement obligations and accrued environmental costs due within one year (a)	40	51
Asset retirement obligations and accrued environmental costs due after one year	$494	$468
__________________
(a)Presented as “Other current liabilities” on the Consolidated Balance Sheets.
The changes of the ARO carrying value during the period were:

	Successor
	2025	2024
Carrying value January 1,	$498	$464
Obligations settled	(27)	(13)
Accretion expense	56	55
Changes in estimates and (or) settlement dates	(13)	(17)
Obligations incurred	—	9
Carrying value, December 31,	$514	$498
The disaggregation of ARO carrying values on the Consolidated Balance Sheets was:

	Successor
	December 31, 2025	December 31, 2024
Nuclear (a)	$272	$242
Non-nuclear (b)	242	256
Carrying value	$514	$498
__________________
(a)Obligations are expected to be settled with available funds in the NDT at the time of decommissioning. See Note 6 for additional information on the NDT.
(b)Certain obligations are: (i) partially supported by surety bonds, some of which have been collateralized with LCs; or (ii) partially prefunded under phased installment agreements.
Nuclear AROs
Each joint owner of Susquehanna is obligated to fund their proportionate share of Susquehanna's ARO. Talen’s proportionate share of decommissioning activities will be funded from the NDT when decommissioning commences in connection with the expiration of Susquehanna’s licenses. The licenses for Susquehanna Unit 1 and Unit 2 expire in 2042 and 2044, respectively, and can be extended subject to NRC approval. The NRC has jurisdiction over the decommissioning of nuclear power generation facilities and requires minimum decommissioning funding based upon a formula. Under the most recent calculation in 2024, the NDT exceeds the NRC's minimum funding requirements. Each joint owner of Susquehanna is obligated to fund their proportionate decommissioning costs if their respective nuclear decommissioning trusts do not contain sufficient funds. We believe the NDT will be adequate to fund the Company’s proportionate share of decommissioning costs. As of December 31, 2025 (Successor), the fair value of the NDT was $1.9 billion and the carrying value the Company’s proportionate share of the Susquehanna ARO, which is discounted under a present value technique, was $272 million. See Note 1 for additional information on the measurement of AROs.

Item 8. Table of Contents
Non-nuclear AROs
Non-nuclear AROs are primarily comprised of remediation activities associated with legacy coal-fired generation facilities, particularly Colstrip, Brunner Island, and Montour and includes activities, among others, such as remediation of coal piles, wastewater basins, and ash impoundments and structure removal.
Talen Montana. Talen Montana’s has significant AROs associated with its proportionate share of remediation, closure and decommissioning costs for coal ash impoundments at Colstrip. Due to the expected timing and scope of anticipated remediation activities, actual cash expenditures associated with these obligations are expected to be material over the next several years and then at a reduced spending level for several decades. Talen Montana, along with the other co-owners of Colstrip, periodically work with the MDEQ to update the scope of required remediation, the scope of closure and decommissioning activities, and the associated estimate of the costs, including the amount of necessary financial assurance necessary to backstop these obligations. Talen Montana's decommissioning and environmental remediation is expected to be paid by funds available to Talen Montana at the time of decommissioning.
Future adjustments may be required to the Talen Montana ARO estimates due to the ongoing remediation requirements under MDEQ obligations and the EPA CCR Rule. See Note 9 for information on Talen Montana’s requirement to provide financial assurance for certain environmental decommissioning and remediation liabilities related to Colstrip. Talen Montana's estimate of its proportionate share of the AROs, discounted using a credit adjusted risk-free rate, was $90 million and $98 million as of December 31, 2025 (Successor) and 2024 (Successor), respectively.
Conditional AROs. As of December 31, 2025 (Successor), the fair values of certain AROs as a result of the EPA CCR Rule cannot be determined. See Note 9 for additional information on the EPA CCR Rule and the regulatory timeline that is expected to determine the associated scope of work.
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
Accrued Environmental Costs
Under the Pennsylvania Clean Streams Law, a Talen subsidiary is obligated to remediate acid mine drainage at a former mine site and may be required to take additional steps to prevent acid mine drainage at this site. Liabilities related to the remediation were $20 million and $21 million as of December 31, 2025 (Successor) and 2024 (Successor), respectively, and were presented as “Other current liabilities” and “Asset retirement obligations and accrued environmental costs” on the Consolidated Balance Sheets. Such liabilities were discounted based on a credit adjusted risk-free rate that was in existence at the time of initial liability recognition of 8.4%. The undiscounted amount of the liabilities was $30 million and $32 million as of December 31, 2025 (Successor) and 2024 (Successor), respectively.
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

Item 8. Table of Contents
Brunner Island CCR Litigation. In April 2025, the Center for Biological Diversity (the “CBD”) filed a citizen suit in the U.S. District Court for the Middle District of Pennsylvania alleging that the Company and its subsidiary, Brunner Island, LLC, have failed to comply with groundwater monitoring and corrective action requirements at Brunner Island’s Ash Basin 5 and have therefore violated the RCRA and the EPA CCR Rule. The complaint seeks declaratory and injunctive relief. Talen believes the alleged claims are without merit and that the CBD’s factual and legal conclusions are incorrect. Talen filed a motion to dismiss the lawsuit which was followed by an amicus brief from the Utility Solid Waste Activities Group in support of Talen’s motion; briefing on the motion to dismiss was completed on June 30, 2025. No assurance can be provided as to the outcome of the litigation or its impacts on Talen’s operations.
ERCOT Weather Event (Winter Storm Uri) Lawsuits. In connection with the ERCOT Sale, the Company retained certain potential liabilities relating to claims filed from 2021 onward against its former Texas subsidiaries seeking unspecified damages for alleged losses caused by the defendants’ failure to provide sufficient power to the grid during Winter Storm Uri. The claims also allege similar liability against numerous other ERCOT power market participants. In December 2023, five multi-district litigation (“MDL”) bellwether lawsuits, which were selected by the MDL court as representative of all 58 cases filed in the Uri litigation, were dismissed by the MDL court, a ruling subsequently upheld by the Texas First Court of Appeals. In January and February 2025, the plaintiffs (in two groups) filed for relief in the Texas Supreme Court, seeking to overturn the lower courts. In July 2025, the Texas Supreme Court ordered merits briefing by the parties, which has since concluded. If the Court of Appeals decision is affirmed by the Texas Supreme Court, Talen expects the dismissal ruling to apply broadly to all Uri cases against Talen’s former subsidiaries. Pursuant to the Plan of Reorganization, Talen’s maximum potential damages on prepetition Uri claims are expressly limited to payments from Talen’s insurers. However, claims filed after Talen’s restructuring by plaintiffs who did not receive effective notice of the restructuring, if any, may not be subject to the limitations in the Plan of Reorganization. Talen cannot predict the effect of an adverse outcome for any such claims.
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
PJM Capacity Market Reform. In June 2023, the FERC accepted a request by PJM to delay certain PJM Base Residual Auctions in order for PJM to propose market reforms. PJM filed its market reform proposals with the FERC in October 2023. In early 2024, the FERC accepted portions of PJM’s proposed market changes and PJM scheduled certain PJM BRAs on a delayed basis. In September 2024, the Sierra Club and other organizations filed a complaint at the FERC challenging PJM’s rules establishing must-offer exceptions for PJM BRA participation by RMR resources. In October 2024, PJM announced it had concerns about the FERC considering the Sierra Club’s complaints about RMR resources in isolation and therefore intended to file a Section 205 proceeding under the Federal Power Act seeking the FERC’s approval of to-be-determined market reforms, including but not limited to potential revisions to the treatment of RMR resources. As a result, in October 2024, PJM formally requested, which the FERC approved, six-month delays to the scheduled PJM BRAs for the 2028/2029, and 2029/2030 PJM Capacity Years to June 2026, and December 2026, respectively. Currently, the auction for the 2030/2031 PJM Capacity Year in May 2027 is scheduled on a non-delayed basis. Talen can provide no assurance that these or any scheduled PJM BRAs will be held on such dates or at all.
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

Item 8. Table of Contents
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
In December 2024, the Pennsylvania Governor filed a complaint against PJM at the FERC to address alleged elevated costs to consumers from the PJM capacity market in the 2026/2027 and 2027/2028 PJM Capacity Years and proposed, among other things, a lower capacity price cap. As a result of a subsequent agreement between the State of Pennsylvania and PJM that resolved the Governor’s complaint, the Governor withdrew the complaint in February 2025. In April 2025, the FERC accepted PJM’s proposals reflecting its agreement with the Commonwealth of Pennsylvania. As a result, the PJM BRA imposed a price collar with an approximate minimum and maximum price of $175/MWd and $325/MWd, respectively, which was effective for the 2026/2027 PJM BRA in July 2025 and for the 2027/2028 PJM BRA in December 2025. It is uncertain whether price collars will be in effect for future PJM BRAs.
In February 2025, the FERC initiated a technical conference docket to consider broad resource adequacy issues across all RTOs, with the initial proceedings taking place in June 2025. The Company has intervened in the new technical conference docket and is closely monitoring those proceedings.
Interconnection of Large Loads. In October 2025, DOE directed the FERC to consider reforms to expedite and facilitate how large loads interconnect to the interstate transmission system. DOE stated that the Federal Power Act permits the FERC to exert jurisdiction over load interconnections even though it has not historically done so. DOE provided a draft advance notice of proposed rulemaking (“ANOPR”) and directed the FERC to initiate rulemaking procedures. In November 2025, the FERC requested public comment on the ANOPR, and the Company provided comments. DOE directed the FERC to take final action by the end of April 2026.
In August 2025, PJM began an accelerated process known as a Critical Issue Fast Path (“CIFP”) process with stakeholders to address how to integrate large load customers quickly and reliably. The CIFP stakeholders represented a wide range of views about resource allocations, costs, and how the addition of large loads like data centers to PJM should be managed in the context of the capacity market. The Company was an active participant in the CIFP process and submitted a joint proposal amongst itself, Constellation, Calpine, Amazon, Microsoft, and Google representing the group’s collective views on the best approach to large load additions. Neither the joint proposal nor any of the other proposals submitted received broad stakeholder support during voting. Nevertheless, PJM had planned to make a filing at the FERC in January 2026 containing PJM’s ultimate proposal to be in place for the 2028/2029 PJM BRA.
In December 2025, however, the FERC issued an order in a show cause proceeding on large loads co-located with generation. The FERC directed PJM to submit an informational report containing, among other items, all of the CIFP proposals. The FERC also found that the PJM tariff was unjust and unreasonable as to the interconnection of co-located loads. The FERC requested tariff revisions be submitted over the next 30-60 days and established a hearing schedule, which begins in February 2026, to establish rates, terms, and conditions of several new transmission services.
In January 2026, the National Energy Dominance Council (“NEDC”) and the Governors from each of the 13 states in PJM issued a “Statement of Principles” for PJM. Among other things, the statement calls for PJM to conduct a reliability backstop auction for new baseload capacity with 15-year contracts by September 2026. It also urges PJM to extend the existing price collar for the next two BRAs. Hours after the NEDC/Governors’ principles were released, the PJM Board of Managers issued a Board Decisional Letter — the final step in the Large Load Addition CIFP process. The Board’s Decisional Letter adopted specific elements of various proposals, including load forecasting improvements, voluntary bring your own generation paired with an expedited interconnection track, a holistic review in the coming year of investment incentives in PJM’s markets, and immediate initiation of a reliability backstop procurement. PJM also requested feedback on an extension of the price collar for the next two BRAs.

Item 8. Table of Contents
Environmental Matters
Extensive federal, state, and local environmental laws and regulations are applicable to our business, including those related to air emissions, water discharges, hazardous substances, and solid waste management. From time to time, in the ordinary course of our business, Talen may be: (i) subject to environmental remediation work at its facilities; (ii) involved in other environmental matters; or (iii) become subject to other, new or revised environmental statutes, regulations, or requirements. It may be necessary for us to modify, curtail, replace, or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations, and other requirements imposed by regulatory bodies, courts, or environmental groups. We may incur significant costs to comply with these requirements, including increased capital expenditures or operation and maintenance expenses, monetary fines, remediation costs, penalties, or other restrictions. Legal challenges to environmental rules or permits add to the uncertainty of estimating future compliance costs. In addition, in January 2025, President Trump issued executive orders directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions, including existing regulations, that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, in March 2025, the EPA announced that it will reconsider and potentially roll back 31 regulations and policies, many of which directly impact Talen, and various executive actions were taken in April 2025 to further encourage deregulation. The EPA’s reconsiderations for many of these regulations and policies remain ongoing, and certain executive orders have subsequently been challenged by states and individual plaintiffs. Future provisions, implementation, and enforcement of these executive actions and the environmental rules continue to be uncertain. Further, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed in other ways.
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
In January 2026, the EPA proposed Phase 1 of its reconsideration of the Good Neighbor Plan. In its proposal, the EPA proposes to approve state implementation plan submissions governing interstate emissions from eight states (Alabama, Arizona, Kentucky, Minnesota, Mississippi, Nevada, New Mexico, and Tennessee). If finalized, these states would no longer be subject to Good Neighbor Plan requirements. Although Talen does not operate in any of the states identified in the proposed rule, EPA in its proposal states that it intends to undertake a separate action to address interstate transport obligations for the remaining states covered under the Good Neighbor Plan.

EPA MATS Rule. In May 2024, the EPA published a rule that requires coal-fired generation facilities to reduce particulate matter emissions by the middle of 2027 (or 2028, if an extension is approved) (the “2024 EPA MATS Rule”). In February 2026, however, the EPA issued a subsequent final rule repealing the lower particulate matter standards set in the 2024 amendments and reverting to particulate matter standards promulgated in the 2012 EPA MATS Rule (the “MATS Repeal Rule”). Challenges to the 2024 EPA MATS Rule were filed in the D.C. Circuit Court of Appeals, including by Talen and 23 states. The appeal on the merits of the 2024 rule remains pending in the D.C. Circuit Court of Appeals, but the litigation has been held in abeyance since February 2025, while the EPA reconsidered the rule. As a result of the EPA’s MATS Repeal Rule, the litigation over the 2024 EPA MATS Rule will likely be deemed moot. However, challenges to the MATS Repeal Rule are expected. No assurance can be provided as to whether the MATS Repeal Rule will survive judicial challenge and when such challenges will be resolved. Colstrip was not expected to meet the 2024 particulate matter standard without substantial upgrades to its control equipment. As a result, if the MATS Repeal Rule is vacated by a court or reconsidered by the EPA in the future, Talen Montana and the other Colstrip co-owners will face the decision either to invest in new cost-prohibitive control equipment or retire the Colstrip facility. Such a decision must be evaluated in conjunction with other compliance requirements.

Item 8. Table of Contents
In March 2025, the EPA formally announced that it was reconsidering the 2024 EPA MATS Rule as part of its deregulation agenda. Concurrently, the Trump administration announced it was considering a two-year exemption from compliance obligations via Section 112(i)(4) of the Clean Air Act for affected power plants while the EPA reconsidered the rule. Talen applied for the exemption, which was granted in April 2025. This authorization affords more time for the Colstrip owners to consider the operational future of Colstrip. Environmental groups filed separate lawsuits in the D.C. Circuit Court of Appeals and the U.S. District Court for D.C., challenging the presidential exemptions issued to Colstrip and other fossil fuel-fired power plants. On August 5, 2025, the EPA filed a motion in each case requesting the courts hold the litigation in abeyance for six months pending the EPA’s efforts to repeal the 2024 EPA MATS Rule. Talen filed motions to intervene in both cases on August 8, 2025. On September 3, 2025, the U.S. District Court for D.C. granted the EPA’s motion to hold the case in abeyance for six months and also granted Talen’s motion to intervene. Plaintiffs filed a motion asking the court to reconsider its decision to hold the case in abeyance. The U.S. District Court for D.C. denied that motion in November 2025. The D.C. Circuit Court of Appeals granted the EPA’s motion for an abeyance and Talen’s motion to intervene in October 2025. The litigation may be deemed moot as a result of the EPA’s MATS Repeal Rule, but no assurance can be provided as to the outcome of this litigation at this time. The Company could be forced to make operating decisions about the future of Colstrip before clarity is obtained on legal challenges regarding the MATS Repeal Rule and the presidential exemption litigation.
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
GHG Endangerment Finding. In February 2026, the EPA issued a final rule rescinding its 2009 finding that GHG emissions endanger public health and welfare and repealing all GHG emissions standards for light-, medium-, and heavy-duty vehicles and engines. The EPA made the 2009 endangerment finding in order to promulgate GHG emission standards for new motor vehicles under Section 202(a) of the Clean Air Act and has subsequently relied on this finding as a basis to regulate other sources of GHGs. In the final rule, EPA states it must rescind the endangerment finding because it lacks the statutory authority to regulate GHG emissions from vehicles in response to global climate changes concerns. The EPA does not explicitly state how the rescission impacts its authority to regulate GHG emissions from stationary sources. However, the final rule acknowledges that EPA has relied on the endangerment finding “to extend the GHG regulatory program to new and existing stationary source performance standards and guidelines for power plants under CAA section 111.” Citizen groups have challenged the final rule in the D.C. Circuit Court of Appeals. No assurance can be provided as to whether the rule will survive judicial challenge.

Pennsylvania RGGI. In October 2019, the then-Governor of Pennsylvania signed an executive order directing the Pennsylvania Department of Environmental Protection (the “PADEP”) to draft regulations establishing a cap-and-trade program with the intent of enabling Pennsylvania to join the RGGI, a multi-state regional cap-and-trade program comprised of several Eastern U.S. states. In April 2022, Pennsylvania entered the RGGI program, with compliance set to begin on July 1, 2022. However, in November 2023, the Commonwealth Court of Pennsylvania ruled RGGI was an invalid tax and voided the rulemaking. The PADEP appealed this decision to the Pennsylvania Supreme Court and filed notice with the court that the RGGI program would not be implemented while the appeal is pending. In July 2024, the Pennsylvania Supreme Court permitted certain non-profit environmental groups to intervene in the case. Oral argument in the case took place in May 2025. In November 2025, the Pennsylvania legislature passed a budget that included provisions requiring Pennsylvania to withdraw from RGGI. As a result, the PADEP filed an application to the Pennsylvania Supreme Court requesting to discontinue its appeal. The Pennsylvania Supreme Court granted the application and dismissed the case on January 6, 2026.

Item 8. Table of Contents
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
Multiple challenges, including stay requests, to the EPA ELG Rule have been filed in various U.S. Courts of Appeal by parties that include 15 states, environmental groups, and industry groups, including the Utility Water Act Group (“UWAG”), of which Talen is a member. The appeals have been consolidated in the U.S. Court of Appeals for the Eighth Circuit, which denied requests to stay the rule in October 2024. At the EPA’s request, the Eighth Circuit has held the consolidated challenges in abeyance since February 2025 to allow the EPA to reconsider the rule. In March 2025, the EPA announced that it will revise the EPA ELG Rule as part of its deregulation agenda while considering immediate relief from some of the existing leachate requirements. In June 2025, the EPA announced that it will issue a proposal in 2025 to extend compliance deadlines under the 2024 EPA ELG Rule and seek information to potentially inform further rulemaking. In September 2025, the EPA issued a direct final rule extending a short-term deadline and a companion proposal extending many compliance deadlines for the 2024 EPA ELG Rule and providing some flexibility relating to some deadlines in the 2020 ELG Rule. In November 2025, the EPA issued a notice withdrawing the direct final rule due to the receipt of adverse comments. The EPA finalized its proposal in December 2025. Among other things, the final rule extends zero-discharge compliance deadlines established in the 2024 EPA ELG Rule by five years from December 31, 2029 to December 31, 2034. The extension rule has been legally challenged by environmental groups. These challenges have been consolidated in the U.S. Court of Appeals for the Second Circuit. UWAG has filed a motion to intervene in the consolidated litigation. In the final rule, the EPA also stated it is considering further rulemaking to revise the regulatory standards in the 2024 EPA ELG Rule. No assurance can be provided as to whether the EPA’s final rule will be challenged, when the challenges to the EPA ELG Rule merits will be resolved, or whether such changes and challenges will be resolved in the Company’s favor.
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
In March 2025, the EPA announced that it will prioritize the coal ash program by expediting state permit reviews. The EPA has also announced it will reform the federal CCR Rule and provided in the Legacy CCR Rule litigation proceeding that CCR Rule reforms will be completed in 2026. As an initial reform step, in February 2026, the EPA issued a final rule extending compliance deadlines for elements in the Legacy CCR Rule, including required applicability assessments, the initiation of new groundwater monitoring detection, and the initiation of unit closure. No assurance can be provided as to when and how federal CCR regulations will change further, when the legal challenges to the Legacy CCR Rule, how the EPA’s interpretations or further CCR Rule reforms will be resolved, or whether such challenges will be decided in the Company’s favor.
Talen continues to review the Legacy CCR Rule provisions that went into effect in 2024, perform the required applicability assessments, and await additional CCR Rule reforms. As a result of the EPA’s February 2026 CCRMU Extension Rule, initial facility evaluation reports to identify CCR areas which may become regulated and subject to the rule’s requirements are now due in February 2027. Following that, site investigation may be required to further investigate applicability, and a subsequent facility report is due in February 2028. The Company has initiated reviews under the facility evaluation report requirements at locations with ash impoundments that have long since ceased coal operations as well as at locations with current coal operations to meet these deadlines. No assurance can be provided as to whether any specific ash impoundments owned by the Company may or may not be within scope of the updated Legacy CCR Rule until the Company completes its assessments within the regulatory timeframe.

Item 8. Table of Contents
As of December 31, 2025 (Successor), the Company has recognized cost estimates in complying with the Legacy CCR Rule’s initial compliance requirements and deadlines, including the initial groundwater monitoring requirements. The Company does not yet have sufficient information available to estimate costs for the future compliance obligations under the rule. As the Company continues its applicability evaluations and site assessments to determine the scope of work on its properties imposed by the new rule, additional new AROs and (or) revisions could be required. It is expected estimates will be available, under the timeline provided for by the regulations, as described above, at the completion of the initial facility evaluation reports or at the completion of a subsequent site investigation. Such AROs or ARO changes could be material and, as a result, may have a material impact on Talen’s operations and (or) financial condition.
In April 2025, a citizen suit was filed in the U.S. District Court for the Middle District of Pennsylvania alleging that the Company and its subsidiary, Brunner Island, LLC, are in violation of RCRA and the EPA CCR Rule. See the “Legal Matters” section above for additional information.
Certain Resolved Matters
PPL/Talen Montana Litigation. In December 2023, a settlement was reached in litigation between Talen and PPL regarding Talen’s claim that a $733 million distribution paid to PPL in 2014 left Talen Montana insolvent. Under the terms of the settlement, PPL paid Talen Montana $115 million in exchange for a full release of claims, with $11 million of that amount remitted to the general unsecured creditors trust established under the Plan of Reorganization. As a result, a $104 million net gain is presented as “Other non-operating income (expense), net” on the Consolidated Statements of Operations for the period May 18 through December 31, 2023 (Successor).
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
Surety Bonds. Surety bonds provide financial performance assurance to third parties on behalf of certain Company subsidiaries for obligations including but not limited to environmental obligations and AROs. In the event of nonperformance by the applicable subsidiary, the beneficiary would make a claim to the surety, and the Company would be required to reimburse any payment by the surety. Talen’s liability with respect to any particular surety bond is released once the obligations secured by the surety bond are performed. Surety bond providers generally have the right to request additional collateral or request that such bonds be replaced by alternate surety providers. As of December 31, 2025 (Successor) and 2024 (Successor), the aggregate amount of surety bonds outstanding was $228 million and $234 million, respectively, including surety bonds posted on behalf of Talen Montana as discussed below.
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
The aggregate amount of surety bonds posted to the MDEQ on behalf of Talen Montana’s proportionate share of such activities was $114 million and $125 million as of December 31, 2025 (Successor) and 2024 (Successor), respectively. Talen Montana’s surety bond requirements may increase due to scope changes, cost revisions, and (or) other factors when the MDEQ conducts annual reviews of approved remediation and closure plans as required under the Colstrip AOC. The surety bond requirements are expected to decrease as Colstrip’s coal ash impoundments remediation and closure activities are completed. See Note 8 for additional information on Colstrip AROs.
Other Commitments and Contingencies
Nuclear Insurance. The Price-Anderson Act is a federal law that governs liability-related issues and ensures the availability of funds for public liability claims arising from a nuclear incident at any U.S. licensed nuclear facility. It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident. As of December 31, 2025 (Successor), the liability limit per incident is $16.3 billion for such claims, which is funded by insurance coverage from American Nuclear Insurers ($500 million in coverage), with the remainder covered by an industry retrospective assessment program.
As of December 31, 2025 (Successor), under the industry retrospective assessment program, in the event of a nuclear incident at any of the reactors covered by the Price-Anderson Act, Susquehanna could be assessed deferred premiums of up to $332 million per incident, payable at a maximum of $49 million per year.

Item 8. Table of Contents
Additionally, Susquehanna purchases property insurance programs from Nuclear Electric Insurance Limited (“NEIL”), an industry mutual insurance company of which Susquehanna is a member. As of December 31, 2025 (Successor), facilities at Susquehanna are insured against nuclear property damage losses up to $2 billion and non-nuclear property damage losses up to $1 billion. Susquehanna also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.
Under the NEIL property and replacement power insurance programs, Susquehanna could be assessed retrospective premiums in the event of the insurers’ adverse loss experience. The maximum assessment for this premium is $50 million as of December 31, 2025 (Successor). Talen has additional coverage that, under certain conditions, may reduce this exposure.
Talen Montana Fuel Supply. Talen Montana purchases coal from a mine owned by Westmoreland Rosebud Mining, LLC (the “Rosebud Mine”) for its interest in Colstrip Units 3 and 4 under a full requirements contract with the mine operator. Several lawsuits have been brought against the Rosebud Mine challenging permits and approvals to expand its operations. Talen Montana is not party to these lawsuits but is monitoring the progress of each to assess the impact to its operations. In the first lawsuit, the Montana Supreme Court in 2023 affirmed a lower court’s ruling to vacate a mining permit and require the Montana Board of Environmental Review to perform an additional review of the permit. In the second lawsuit, the Montana Federal District Court ordered a branch of the U.S. Department of the Interior to complete an updated Environmental Impact Statement (“EIS”) for a separate expansion project. In August 2025, the U.S. Department of Interior issued a supplemental EIS and approved an expansion of operations to authorize the mining of federal coal through 2039. In the third lawsuit, plaintiffs challenged a water pollution permit authorizing a separate expansion to the mine in 2023. In September 2025, a Montana State District Court upheld the permit. Plaintiffs appealed that ruling to the Montana Supreme Court in November 2025. At this time, Talen cannot predict the effect that an adverse outcome of these lawsuits to Rosebud Mine would have on: (i) Talen Montana’s ability to source fuel for its share of Colstrip operations; or (ii) Talen Montana’s operations, results of operations, or liquidity.
10. Long-Term Debt and Other Credit Facilities
TES is the borrower/issuer under all the Company’s debt and credit facilities. As of December 31, 2025 (Successor), TES was not in default under any of its debt or credit agreements.
Long-Term Debt

		Successor
	Interest Rate (a)	December 31, 2025	December 31, 2024
TLB-1	6.35%	$848	$857
TLB-2	6.35%	842	850
TLB-3	5.67%	1,200	—
Secured Notes	8.63%	1,200	1,200
2034 Unsecured Notes	6.25%	1,400	—
2036 Unsecured Notes	6.50%	1,290	—
PEDFA 2009B Bonds	5.25%	50	50
PEDFA 2009C Bonds	5.25%	81	81
Total principal		6,911	3,038
Unamortized deferred financing costs and original issuance discounts		(100)	(34)
Total carrying value		6,811	3,004
Less: long-term debt, due within one year		29	17
Long-term debt		$6,782	$2,987
__________________
(a)Computed interest rate as of December 31, 2025 (Successor).
Long-term debt maturities as of December 31, 2025 (Successor) were:

	2026	2027	2028	2029	2030	Thereafter	Total
Principal debt maturities	$29	$29	$29	$29	$2,034	$4,761	$6,911

Item 8. Table of Contents
Revolving Credit and Other Facilities

		Successor
		December 31, 2025
	Maturity	Committed Capacity (a)	Direct Cash Borrowings	LCs Issued	Unused Capacity
RCF	December 2029	$900	$—	$—	$900
LCF	December 2027	1,100	—	448	652
Total		$2,000	$—	$448	$1,552
__________________
(a)RCF committed capacity can be used for direct cash borrowings and (or) LCs. Direct cash borrowings are not permitted under the LCF, which can only be used for LCs.
Long-Term Debt, Revolving Credit, and Other Facilities
Certain key terms of our indebtedness include:

	Maturity:	Index:	Rate, Applicable Margin, and Amortization:	Prepayment Penalty:
Secured Notes	June 2030	None	8.625% per annum fixed rate No applicable margin No amortization
Prior to June 1, 2026: Redeemable at par plus a customary “make-whole” premium. 40% redeemable from the proceeds of certain equity offerings at 108.625%. 10% redeemable at 103% through May 31, 2026

On or after June 1 of the following years: 2026: 104.313%; 2027: 102.156%; 2028 and after: par

2034 Unsecured Notes	February 2034	None	6.250% per annum fixed rate No applicable margin No amortization
Prior to October 15, 2028: Redeemable at par plus a customary “make-whole” premium. 40% redeemable from the proceeds of certain equity offerings at 106.250%

On or after October 15 of the following years: 2028: 103.125%; 2029: 101.563%; 2030 and after: par

2036 Unsecured Notes	February 2036	None	6.500% per annum fixed rate No applicable margin No amortization
Prior to October 15, 2030: Redeemable at par plus a customary “make-whole” premium. 40% redeemable from the proceeds of certain equity offerings at 106.500%

On or after October 15 of the following years: 2030: 103.250%; 2031: 101.625%; 2032 and after: par

TLB-1	May 2030	Term SOFR	2.50% per annum applicable margin; leverage-based step-downs to 2.25% and 2.00% Amortization 1.00% per annum; paid quarterly	Currently none
TLB-2	December 2031	Term SOFR	Same as TLB-1	Currently none
TLB-3	November 2032	Term SOFR	2.00% per annum applicable margin; leverage-based step-downs to 1.75% and 1.50% Amortization 1.00% per annum; paid quarterly	1.00% to the extent prepaid prior to May 25, 2026 in connection with a repricing transaction
RCF	December 2029	Term SOFR
Cash borrowings: 2.00% per annum applicable margin; leverage-based step-downs to 1.75% and 1.50%
LCs: LC fee equal to applicable margin above + fronting fee of 0.125%
Unused commitments: 0.375%; leverage-based step-down to 0.25%
No amortization
None
LCF	December 2027	None	LCs: Same as RCF Unused commitments: Same as RCF	None
PEDFA Bonds	2009B: December 2038 2009C: December 2037	None	5.25% per annum fixed rate No applicable margin No amortization	Prior to June 1, 2026: Par plus a customary “make-whole” premium On or after June 1, 2026: Par

Item 8. Table of Contents
Credit Agreement. The Credit Agreement governs the RCF, TLB-1, TLB-2, TLB-3, and LCF. The Credit Agreement contains customary negative covenants including but not limited to limitations on incurrence of liens and additional indebtedness, making investments, payment of dividends, and asset sales. The Credit Agreement also contains customary affirmative covenants. Solely with respect to the RCF and LCF, and solely during a compliance period (i.e., when RCF cash borrowings exceed 50% of revolving commitments on the last day of a fiscal quarter), the Credit Agreement requires TES’s consolidated first lien net leverage ratio not to exceed 4.25x. This financial covenant does not apply to the TLB-1, TLB-2, or TLB-3. The Credit Agreement also contains customary representations and warranties, events of default, and remedies (including acceleration of amounts due and (or) termination of commitments).
Secured Notes. Interest on the Secured Notes is payable semi-annually on June 1 and December 1 of each year and at maturity. The Secured Notes are subject to customary negative covenants for secured notes, including but not limited to certain limitations on incurrence of liens and additional indebtedness, making investments, payment of dividends, and transactions involving the Susquehanna assets, but do not contain any financial covenants. The Secured Notes also contain customary affirmative covenants, events of default, and remedies (including acceleration).
Unsecured Notes. Interest on the Unsecured Notes is payable semi-annually on February 1 and August 1 of each year and at maturity. The Unsecured Notes are subject to customary negative covenants for unsecured notes, including but not limited to certain limitations on incurrence of liens and transactions involving the Susquehanna assets, but do not contain any financial covenants. The Unsecured Notes also contain customary affirmative covenants, events of default, and remedies (including acceleration).
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
Secured ISDAs. Talen Energy Marketing is party to certain Secured ISDAs, under which TES and the Subsidiary Guarantors provide the applicable counterparties with a first priority lien on and security interest (which ranks pari passu with the liens securing the Credit Facilities and the Secured Notes) in certain assets in lieu of posting collateral in the form of cash equivalents or LCs. The secured obligations under the Secured ISDAs were $269 million as of December 31, 2025 (Successor).
Security Interests, Guarantees, Cross-Defaults, and Restrictions on Dividends
Secured Obligations. The obligations under the Credit Facilities, Secured Notes, and Secured ISDAs are secured by a first-priority lien on and security interest in substantially all of the assets of TES and the Subsidiary Guarantors. The Subsidiary Guarantors guarantee TES’s obligations under the Credit Facilities and the Secured Notes. TES and the Subsidiary Guarantors guarantee Talen Energy Marketing’s obligations under the Secured ISDAs. The amount for which TES and the Subsidiary Guarantors may be liable is equal to the amount of obligations outstanding under such agreements and may also include unpaid interest, premiums, penalties, and (or) other fees and expenses. An event of default under the Credit Facilities, Secured Notes, or Secured ISDAs, if not cured or waived, may result in a cross acceleration of amounts due and (or) cross termination across all these agreements.
Restrictions on Dividends. Agreements governing TES’s indebtedness restrict the ability of TES and the Subsidiary Guarantors to pay dividends or distributions or otherwise transfer assets to TEC, subject to certain exceptions. Notable exceptions include the ability to pay dividends or distributions: (1) in an amount not to exceed the greater of $420 million and 40% of TES’s consolidated adjusted EBITDA, (2) in an unlimited amount so long as TES’s pro forma consolidated total net leverage ratio is less than or equal to 2.5 to 1.0, and (3) in an amount not to exceed the sum of: (a) the greater of $525 million and 50% of TES’s consolidated adjusted EBITDA, (b) TES’s consolidated adjusted EBITDA minus 140% of TES’s consolidated interest expense, in each case, for the period from June 1, 2023 through the most recent fiscal quarter (subject to compliance with either (x) a pro forma consolidated total net leverage ratio of less than or equal to 3.75 to 1.0 or (y) a fixed charge coverage ratio greater than or equal to 2.0 to 1.0), (c) equity contributions to TES, and (d) other customary “builder basket” components.
As of December 31, 2025 (Successor), substantially all net assets of TES and the Subsidiary Guarantors were subject to restrictions on dividends.

Item 8. Table of Contents
Unsecured Obligations. The Unsecured Notes and the PEDFA Bonds are senior unsecured obligations of TES that are effectively subordinated to TES’s secured obligations, including the Credit Facilities, Secured Notes, and Secured ISDAs, to the extent of the value of the assets securing those obligations. The Subsidiary Guarantors guarantee TES’s obligations under the Unsecured Notes and certain of the Subsidiary Guarantors also guarantee TES’s obligations under the PEDFA Bonds. These guarantees are the general unsecured obligations of such Subsidiary Guarantors, rank equally with all of their other senior unsecured indebtedness, and are effectively subordinated to their secured obligations, including guarantees under the Credit Facilities, Secured Notes, and Secured ISDAs, to the extent of the value of the assets securing those obligations.
2025 Financing Transactions
Freedom and Guernsey Acquisitions Financing. In October and November 2025, TES completed several financing transactions and used the proceeds from the Unsecured Notes and the TLB-3 to finance the Freedom and Guernsey Acquisitions.
•Unsecured Notes. Issued: (i) $1.4 billion in aggregate principal amount of the 2034 Unsecured Notes and (ii) $1.3 billion in aggregate principal amount of the 2036 Unsecured Notes.
•TLB-3. Drew in full the $1.2 billion senior secured term loan B credit facility (the TLB-3), which constitutes a new tranche of term loans separate from TLB-1 and TLB-2.
•RCF. Increased its existing RCF (including its revolving LC capacity) from $700 million to $900 million.
•LCF. Increased its existing $900 million LCF to $1.1 billion and extended the maturity from December 2026 to December 2027.
Additionally, in November 2025, in connection with the closing of the Freedom and Guernsey Acquisitions, the Company entered into the Fifth Supplemental Indenture to the Secured Notes Indenture and First Supplemental Indentures to each of the Unsecured Notes Indentures to add certain entities as Subsidiary Guarantors of the Secured Notes and Unsecured Notes, respectively.
See Note 17 for additional information on the Freedom and Guernsey Acquisitions.
2024 Financing Transactions
Credit Facilities. In December 2024, TES completed several refinancing transactions:

•TLB-2. Issued a new $850 million TLB-2, the proceeds of which were used, together with cash on hand, to repurchase shares of our outstanding common stock from Rubric.
•TLB-1. Repriced the existing $857 million TLB-1 to reduce the current interest rate margin by 100 basis points (to SOFR plus 250 basis points, with further leverage-based step downs available) to align pricing with the new TLB-2.

•RCF. Repriced the existing $700 million RCF to reduce the current interest rate margin by 100 basis points (to SOFR plus 200 basis points, with further leverage-based step downs available), increased revolving LC capacity from $475 million to $700 million, and extended the maturity from May 2028 to December 2029.
•LCF. Issued a new $900 million standalone secured LCF to transition LCs from the TLC LCF and Bilateral LCF. LCs issued under the LCF are subject to an LC fee of 2.00% per annum (with leverage-based step downs available) plus a fronting fee of 0.125% per annum.

•TLC/TLC LCF. Repaid in full the $470 million TLC utilizing the restricted cash collateralizing the TLC LCF, and terminated the TLC and associated $470 million TLC LCF.
•Bilateral LCF. Terminated the $75 million Bilateral LCF.
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
In May 2024, TES repriced the TLB-1 and TLC, and the lenders, as part of these debt modifications, agreed to waive mandatory prepayment obligations related to the ERCOT Sale. See Note 17 for additional information on the ERCOT Sale. Additionally, the lenders under the TLB-1, TLC, and RCF consented to certain other covenant improvements.

Item 8. Table of Contents
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
Cumulus Digital TLF Repayment. In connection with the AWS Data Campus Sale, the Cumulus Digital TLF was paid in full in March 2024, together with all accrued interest and other outstanding amounts, and related liens, guarantees, and LCs were released and terminated. See Note 17 for additional information on the AWS Data Campus Sale.
11. Fair Value
Recurring Fair Value Measurements
Financial assets and liabilities reported at fair value on a recurring basis primarily include energy commodity derivatives, interest rate derivatives, and investments held within the NDT. See Note 1 for additional descriptions on fair value levels.
The classifications of recurring fair value measurements within the fair value hierarchy were:

	Successor
	December 31, 2025					December 31, 2024
	Level 1	Level 2	NAV	Netting (a)	Total	Level 1	Level 2	NAV	Netting (a)	Total
Assets
Cash equivalents	$—	$—	$16	$—	$16	$—	$—	$3	$—	$3
Equity securities (b)	871	—	234	—	1,105	758	—	347	—	1,105
U.S. government debt securities	297	102	—	—	399	353	—	—	—	353
Municipal debt securities	—	101	—	—	101	—	85	—	—	85
Corporate debt securities	—	277	—	—	277	—	173	—	—	173
Receivables (payables), net (c)	—	—	—	—	2	—	—	—	—	5
NDT funds	1,168	480	250	—	1,900	1,111	258	350	—	1,724

Commodity derivatives	361	95	—	(396)	60	134	91	—	(156)	69
Interest rate derivatives	—	—	—	—	—	—	2	—	—	2
Total assets	$1,529	$575	$250	$(396)	$1,960	$1,245	$351	$350	$(156)	$1,795

Liabilities
Commodity derivatives	$407	$189	$—	$(440)	$156	$145	$29	$—	$(167)	$7
Interest rate derivatives	—	12	—	—	12	—	—	—	—	—
Total liabilities	$407	$201	$—	$(440)	$168	$145	$29	$—	$(167)	$7
__________________
(a)Amounts represent netting pursuant to master netting arrangements and cash collateral held or placed with the same counterparty.
(b)Includes fixed income funds and real estate investment trusts.
(c)Represents: (i) interest and dividends earned but not received; and (ii) net sold or purchased investments, but not settled.
There were no recurring fair value measurements classified as Level 3 as of December 31, 2025 (Successor) and 2024 (Successor).

Item 8. Table of Contents
Nonrecurring Fair Value Measurements
See Note 7 for nonrecurring fair value measurements during the year ended December 31, 2025 that are associated with the derecognition of certain Nautilus assets and liabilities. There were no material fair value measurements related to impairments of long-lived assets during the year ended December 31, 2024 (Successor), and for the period from May 18 through December 31, 2023 (Successor) See Note 7 for information on the nonrecurring fair value measurement of Brandon Shores and Note 20 for information on the nonrecurring fair value measurements resulting in the application of fresh start accounting during the period from January 1 through May 17, 2023 (Predecessor).
Reported Fair Value
The carrying value of certain financial assets and liabilities on the Consolidated Balance Sheets, including “Cash and cash equivalents,” “Restricted cash and cash equivalents,” “Accounts receivable,” and “Accounts payable and other accrued liabilities” approximate fair value.
The carrying value and fair value of indebtedness presented on the Consolidated Balance Sheets were:

	Successor
	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (a)	$6,811	$7,069	$3,004	$3,120
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
Funded Status. The net fair value of underfunded defined benefit pension and other postretirement plans are presented as “Postretirement benefit obligations” on the Consolidated Balance Sheets. The Talen Montana sponsored defined benefit pension plan was overfunded by a non-material amount as of December 31, 2025 (Successor). Certain other postretirement plans were overfunded by $39 million and $36 million as of December 31, 2025 (Successor) and 2024 (Successor), respectively. Overfunded balances are presented as “Other noncurrent assets” on the Consolidated Balance Sheets. The current portion of certain unfunded postretirement obligations were non-material.

Item 8. Table of Contents
The aggregate funded status and the weighted average assumptions for the periods were:

	Pension Benefits
	Successor
	Year Ended December 31, 2025	Year Ended December 31, 2024
Change in benefit obligation
Benefit obligation beginning balance	$1,202	$1,308
Service cost	2	2
Interest cost	65	63
Actuarial (gain) loss	26	(81)
Actual benefits paid	(92)	(105)
Resolved litigation settlement and other charges	—	15
Benefit obligation ending balance	$1,203	$1,202
Change in plan assets
Plan assets fair value beginning balance	911	975
Actual return on plan assets	102	(13)
Employer contributions	70	54
Actual benefits paid	(92)	(105)
Plan assets fair value ending balance	$991	$911
Funded status	$(212)	$(291)
Accumulated benefit obligation	$1,203	$1,202
Aggregate amounts of underfunded plans
Benefit obligation/Accumulated benefit obligation	$1,203	$1,202
Fair value of plan assets	991	911
Amounts recognized in accumulated other comprehensive income
Net (gain) loss	28	34
Total accumulated other comprehensive income	$28	$34
Assumptions
Discount rate	5.43%	5.65%
Interest crediting rate	6.00%	6.00%
Rate of compensation increase	3.45%	3.45%

Item 8. Table of Contents
During the year ended December 31, 2025 (Successor), the decrease in postretirement benefit obligations was primarily attributable to employer contributions and actual returns being higher than expected returns on plan assets.

	Other Postretirement Benefits
	Successor
	Year Ended December 31, 2025	Year Ended December 31, 2024
Change in benefit obligation
Benefit obligation beginning balance	$52	$79
Service cost	1	1
Interest cost	3	3
Plan amendments	(1)	(21)
Actuarial (gain) loss	—	(3)
Plan participant contributions	2	2
Actual benefits paid	(10)	(9)
Benefit obligation ending balance	$47	$52
Change in plan assets
Plan assets fair value beginning balance	71	75
Actual return on plan assets	5	3
Employer contributions	1	—
Plan participant contributions	2	2
Actual benefits paid	(9)	(9)
Plan assets fair value ending balance	$70	$71
Funded status	$23	$19
Aggregate amounts of underfunded plans
Benefit obligation / Accumulated benefit obligation	$47	$52
Fair value of plan assets	70	71
Amounts recognized in accumulated other comprehensive income
Net (gain) loss	(3)	(2)
Prior service cost (credit)	(16)	(20)
Total accumulated other comprehensive income	$(19)	$(22)
Assumptions
Discount rate	5.42%	5.63%
Rate of compensation increase	4.19%	2.31%

Item 8. Table of Contents
Net Periodic Benefit Cost and Amounts Recognized in OCI. The components of net periodic benefit cost (credit), the amounts recognized in OCI and the associated weighted average assumptions for pension and other postretirement plans for the periods were:

	Pension Benefits
	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Net periodic benefit costs (credits):
Service cost	$2	$2	$2	$1
Interest cost	65	63	40	25
Expected return on plan assets	(70)	(66)	(41)	(30)
Amortization of net (gain) loss	—	—	—	2
Resolved litigation settlement and other charges	—	15	1	—
Net periodic defined benefit cost (credit)	(3)	14	2	(2)
Net actuarial (gain) loss	(7)	(3)	38	2
Reclassifications due to settlement and (or) curtailment:
Amortization of net (gain) loss	—	—	—	—
Total recognized in OCI	$(7)	$(3)	$38	$2
Total recognized in net periodic costs and OCI	$(10)	$11	$40	$—
Assumptions
Discount rate	5.65%	5.00%	5.12%	5.41%
Rate of compensation increase	3.45%	3.45%	3.45%	3.45%
Expected return on plan assets	7.50%	7.25%	7.25%	7.50%

	Other Postretirement Benefits
	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Net periodic benefit costs (credits):
Service cost	$1	$1	$1	$1
Interest cost	3	3	2	1
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service cost (credit)	(4)	(1)	—	—
Amortization of net (gain) loss	(1)	—	—	—
Net periodic defined benefit cost (credit)	(5)	(1)	1	—
Net actuarial (gain) loss	—	(2)	(1)	—
Prior service credit	(1)	(21)	—	—
Reclassifications due to settlement and (or) curtailment:
Amortization of prior service cost (credit)	4	1	—	—
Amortization of net (gain) loss	1	—	—	—
Total recognized in OCI	$4	$(22)	$(1)	$—
Total recognized in net periodic costs and OCI	$(1)	$(23)	$—	$—
Assumptions
Discount rate	5.63%	5.01%	5.13%	5.41%
Rate of compensation increase	4.19%	2.31%	2.31%	2.31%
Expected return on plan assets	6.07%	5.49%	5.49%	5.74%
Health care grading trend rates (a)	8.00% to 4.40%	7.10% to 4.40%	6.50% to 4.50%	6.50% to 4.50%
__________________
(a)Trend rates based on a 7 year grading period.
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
Contributions and Payments. TES contributed $62 million and $43 million to the TES sponsored pension plan during the years ended December 31, 2025 (Successor) and 2024 (Successor), respectively. Talen Montana contributed $8 million and $10 million of discretionary contributions to the Talen Montana sponsored pension plan during the years ended December 31, 2025 (Successor) and 2024 (Successor), respectively.
TES expects to contribute $26 million to the TES sponsored pension plan in 2026. Talen Montana expects to contribute a non material amount to the Talen Montana sponsored pension plan in 2026.
The aggregate benefits paid to pension and other postretirement plan participants was $102 million for year ended December 31, 2025 (Successor) and $114 million for the year ended December 31, 2024 (Successor).
The forecasted undiscounted benefit payments to plan participants as of December 31, 2025 (Successor) were:

	2026	2027	2028	2029	2030	2031-2035
Pension plans	$98	$94	$94	$93	$92	$447
Other postretirement plans	5	5	5	4	3	16
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
The weighted-average target asset allocations for the pension plan assets as of December 31, 2025 (Successor) were:

Equity securities	31%
Debt securities	9%
Other	7%
Growth portfolio	47%
Debt securities	37%
Other	11%
Immunizing portfolio	48%
Liquidity portfolio	4%
Total	100%
See Note 1 for additional descriptions on fair value levels. The classifications of pension plan asset fair value measurements within the fair value hierarchy were:

	Successor
	December 31, 2025			December 31, 2024
	Level 1	NAV	Total	Level 1	NAV	Total
Cash equivalents	$—	$151	$151	$—	$100	$100
Commingled equity securities	—	300	300	—	274	274
Commingled debt securities	—	336	336	—	286	286
Alternative and other investments	(3)	186	183	(15)	231	216
Receivables (payables), net (a)	—	—	21	—	—	35
Total plan assets	$(3)	$973	$991	$(15)	$891	$911
__________________
(a) Represents: (i) interest and dividends earned but not received; and (ii) net sold or purchased investments, but not settled.

Item 8. Table of Contents
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
The target asset allocations for other postretirement benefit assets were:

Successor
December 31, 2025
Cash and cash equivalents	—%
Equity securities	10%
Debt securities	90%
Total	100%
See Note 1 for additional descriptions on fair value levels. The classifications of other postretirement benefit plan asset fair value measurements within the fair value hierarchy were:

	Successor
	December 31, 2025				December 31, 2024
	Level 1	Level 2	NAV	Total	Level 1	Level 2	NAV	Total
Cash equivalents	$—	$—	$1	$1	$—	$—	$4	$4
Commingled equity securities	—	—	10	10	—	—	10	10
U.S. Government debt securities	6	—	—	6	7	—	—	7
Corporate debt securities	—	18	—	18	—	18	—	18
Commingled debt securities	—	—	35	35	—	—	32	32
Total plan assets	$6	$18	$46	$70	$7	$18	$46	$71

Defined Contribution Plan
Substantially all Company employees are eligible to participate in the Company’s 401(k) deferred savings plans. Employer contributions to the plans were $29 million for the year ended December 31, 2025 (Successor), $25 million for the year ended December 31, 2024 (Successor), $9 million for the period from May 18 through December 31, 2023 (Successor), and $10 million for the period from January 1 through May 17, 2023 (Predecessor).
13. Stock-Based Compensation
In June 2023, TEC began granting performance stock units (“PSUs”) and restricted stock units (“RSUs”) to certain employees and non-employee directors under the Company’s 2023 Equity Incentive Plan (the “Equity Plan”). The aggregate number of shares authorized for issuance under the Equity Plan is 7,083,461 shares of common stock.
Equity to Liability Modification
In December 2025, certain executive officers executed agreements providing for certain PSU and RSU awards that are scheduled to vest in 2026 to be partially settled in cash. Generally, the cash settlement amount will be equal up to 60% of the net after-tax value on the vesting date of each such award. However, the cash settlement amount is subject to a cap. Additionally, all non-employee directors are expected to be offered the ability to net-settle (to account for income taxes) all of their PSUs and RSUs. Accordingly, the portion of each participant’s applicable awards that are expected to be settled in cash and all non-employee director awards were reclassified from equity to liability. As a result of the modification, a $501 million liability was recognized and presented as “Stock-based compensation liabilities” on the Consolidated Balance Sheets and was measured based on the closing share price of Talen’s common stock of $374.84 as of December 31, 2025 (Successor).

Item 8. Table of Contents
Performance Stock Units
PSUs have three-year or two-year cliff vesting schedules or vest upon consummation of a change in control event based on the satisfaction of a continued employment condition and the achievement of certain market conditions over a performance period. Participants will be awarded additional PSUs if market conditions exceed targets at the time of vesting. If the Company declares any cash dividends while the PSUs are outstanding, participants will be credited a dividend, payable at the time of vesting, based on the number of shares of common stock underlying the PSUs.
Changes in non-vested PSUs during the year ended December 31, 2025 (Successor) were:

	Liability-Classified PSUs	Equity-Classified PSUs	Total PSUs	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024 (Successor)	—	956,347	956,347	$54.23
Granted (a)	—	102,275	102,275	498.40
Forfeited	—	(288)	(288)	645.03
Equity to liability modification (b)	569,477	(569,477)	—	53.69
Non-vested as of December 31, 2025 (Successor) (c)	569,477	488,857	1,058,334	$147.45
_____________
(a)The weighted-average grant date fair value per unit was $96.00 and $54.35 for the year ended December 31, 2024 (Successor) and for the period May 18 through December 31, 2023 (Successor), respectively.
(b)See description of December 2025 equity to liability modification above.
(c)Represents the target number of PSUs. Subject to the PSU award agreements, the actual amount of PSUs earned by participants at vesting can range from 0% to 200% of the target number of PSUs based on the Company’s stock price performance. In addition, certain of the PSUs are eligible to earn an additional amount of Talen shares based on the incremental Company stock price performance in excess of the PSU targets. Assuming all non-vested PSUs vested on December 31, 2025 (Successor) at the then current share price of the Company’s common stock the aggregate non-vested PSUs would be 1,268,275.
The fair value of PSUs is determined using a Monte Carlo valuation methodology based on the fair value of the underlying stock price at the grant date. Significant inputs and assumptions used in the valuations of PSUs were:

	Successor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023
Volatility (a)	40% - 50%	25%	25%
Expected term (in years)	1.2 - 2	2.4	3
Risk-free rate (b)	3.52% - 3.99%	4.29%	4.35% - 4.59%
__________________
(a)     Derived from an option pricing method based on the average asset volatility of peer companies and the Company’s leverage ratio.
(b)     Based on the U.S. constant maturity treasury rate with a term matching the expected time to the end of the performance measurement period.
Restricted Stock Units
RSUs have three-year ratable or two-year cliff vesting schedules beginning on the grant date, with restrictions on transferring settled shares prior to the final scheduled vesting date for the three-year awards. The fair value of RSUs granted is based on the closing price of TEC common stock on the grant date.
Changes in non-vested RSUs during the year ended December 31, 2025 (Successor) were:

	Liability-Classified RSUs	Equity-Classified RSUs	Total RSUs	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2024 (Successor)	—	549,405	549,405	$55.07
Granted (a)	—	53,096	53,096	209.82
Forfeited	—	(372)	(372)	378.67
Vested	—	(261,476)	(261,476)	48.71
Equity to liability modification (b)	169,642	(169,642)	—	61.08
Non-vested as of December 31, 2025 (Successor)	169,642	171,011	340,653	$106.18
_____________
(a)The weighted-average grant date fair value per unit was $121.89 and $48.46 for the year ended December 31, 2024 (Successor) and for the period May 18 through December 31, 2023 (Successor), respectively.
(b)See description of December 2025 equity to liability modification above.

Item 8. Table of Contents
Stock-based Compensation Expense
Stock-based compensation expense presented as “General and administrative” on the Consolidated Statement of Operations was:

	Successor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023
Stock-based compensation expense, liability-classified awards	$501	$—	$—
Stock-based compensation expense, equity-classified awards	25	33	19
Income tax benefit	(132)	(8)	(5)
After-tax stock-based compensation expense	$395	$24	$14
Unrecognized stock-based compensation expense and related periods of recognition as of December 31, 2025 (Successor) were:

	PSUs		RSUs
	Equity-Classified	Liability-Classified	Equity-Classified	Liability-Classified
Unrecognized stock-based compensation expense (a)	$33	$64	$9	$9
Weighted-average period of recognition (in years)	0.5	0.4	0.6	0.4
__________________
(a)     Stock-based compensation expense related to liability-classified awards is subject to variability due to changes in their value through the settlement date.
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

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Numerator: (Millions of Dollars)
Net Income (Loss)	$(219)	$1,013	$143	$465
Less:
Net income (loss) attributable to noncontrolling interest	—	15	9	(14)
Net Income (Loss) Attributable to Stockholders	$(219)	$998	$134	$479

Denominator: (Thousands)
Weighted-Average Number of Common Shares Outstanding - Basic	45,692	54,254	59,029	—
Warrants	—	—	84	—
Restricted stock units	—	354	166	—
Performance stock units	—	1,878	120	—
Weighted-Average Number of Common Shares Outstanding - Diluted	45,692	56,486	59,399	—

Earnings per Share - Basic	$(4.79)	$18.40	$2.27	N/A
Earnings per Share - Diluted	(4.79)	17.67	2.26	N/A
There were 151,505 RSUs and 1,631,614 PSUs excluded from dilutive EPS for the year ended December 31, 2025 (Successor) because the Company generated a net loss. No shares were excluded from diluted EPS for the year ended December 31, 2024 (Successor). 134,798 PSUs were excluded from diluted EPS for the period from May 18 through December 31, 2023 (Successor) due to their anti-dilutive nature. These awards are excluded from the calculation of EPS because the performance conditions have not been met during the reporting period.
For the period from January 1 through May 17, 2023 (Predecessor), there were no outstanding shares of common stock.

Item 8. Table of Contents
15. Stockholders’ Equity
Share Repurchase Program
In September 2025, the Board of Directors approved an increase in the existing capacity of the Company’s SRP from $995 million to $2 billion and extended the expiration date from December 31, 2026 to December 31, 2028. These changes to the SRP became effective in November 2025 upon the completion of the Freedom and Guernsey Acquisitions. The remaining capacity under the SRP as of December 31, 2025 (Successor) was $2 billion.
As of December 31, 2025 (Successor), the Company had repurchased approximately 23% of its outstanding shares of common stock for a total of approximately $2 billion, exclusive of transaction costs and excise taxes.
Summary of activity under the SRP:

	Successor
	Year Ended December 31, 2025			Year Ended December 31, 2024
	Number of Shares	Share Price (a)	Total Amount	Number of Shares (b)(c)	Share Price (a)	Total Amount
Share repurchases	452,130	$186.24	$85	13,227,222	$149.50	$1,977
Share retirements	452,130	186.24	85	13,227,222	149.50	1,977
__________________
(a)Weighted average price per share, including transaction costs and excise taxes.
(b)Includes 7,307,300 shares repurchased from affiliates of Rubric in July 2024 and December 2024 at a weighted average price of $177.16 per share. Of the total shares repurchased by the Company, $850 million purchased from affiliates of Rubric were not under the SRP.
(c)Includes 5,275,862 shares repurchased as result of a tender offer in June 2024 at a weighted average price of $117.16 per share.
As of December 31, 2025 (Successor), all repurchased shares have been retired. See Note 1 for the accounting policy related to treasury stock and retirement of treasury stock.
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
Purchase of Equity in Cumulus Digital. In March 2024, TES acquired all of the equity of Cumulus Digital held by affiliates of Orion Energy Partners and two former members of Talen senior management in exchange for an aggregate of $39 million in cash. Following these transactions, TES owns 100% of the equity of Cumulus Digital.
Accumulated Other Comprehensive Income
Changes in AOCI for the periods were:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Beginning balance	$(12)	$(23)	$—	$(167)
Gains (losses) arising during the period	21	12	(36)	6
Reclassifications to Consolidated Statements of Operations	(9)	—	7	5
Income tax benefit (expense)	(4)	(1)	6	(5)
Other comprehensive income (loss)	8	11	(23)	6
Cancellation of equity at Emergence	—	—	—	161
Accumulated other comprehensive income (loss)	$(4)	$(12)	$(23)	$—

Item 8. Table of Contents
The components of AOCI, net of tax, as of December 31, were:

	Successor
	2025	2024
Available-for-sale securities unrealized gain (loss), net	$2	$(3)
Postretirement benefit prior service credits (costs), net	12	14
Postretirement benefit actuarial gain (loss), net	(18)	(23)
Accumulated other comprehensive income (loss)	$(4)	$(12)
Reclassification adjustments from AOCI to the Consolidated Statements of Operations were non-material amounts for the years ended December 31, 2025 (Successor) and 2024 (Successor).
The postretirement obligations components of AOCI are not presented in their entirety on the Consolidated Statements of Operations during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits). See Note 12 for additional information.
16. Supplemental Cash Flow Information
Supplemental information for the Consolidated Statements of Cash Flows for the periods was:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
Cash paid during the period
Interest and other finance charges, net of capitalized interest (a)	$233	$255	$133	$283
Income taxes	71	20	12	7

Unrealized (gain) loss on derivative instruments included on the Statements of Cash Flows
Commodity contracts	$106	$(62)	$(52)	$63
Interest rate swap contracts (interest expense)	15	(7)	12	2
Unrealized (gain) loss on derivative instruments	$121	$(69)	$(40)	$65

Depreciation, amortization and accretion included on the Statements of Cash Flows
Depreciation, amortization and accretion	$279	$298	$165	$200
Other	—	(13)	(8)	8
Depreciation, amortization and accretion	$279	$285	$157	$208

Reconciliation of other non-cash operating activities
Derivative option premium amortization	$37	$11	$52	$29
Bitcoin revenue	—	(91)	(81)	(27)
Fair value adjustment on distribution of miners	—	14	—	—
Other	14	7	17	5
Total	$51	$(59)	$(12)	$7

Non-cash investing activities
Accrued PP&E additions not paid at period end	$23	$14	$13	$22

Non-cash financing activities
Non-cash increase to PP&E and decrease to other current assets for contribution of Bitcoin miners to Nautilus	$—	$—	$—	$14
Non-cash decrease to PP&E and decrease to noncontrolling interest for distribution of Bitcoin miners to TeraWulf	—	43	—	3
Non-cash increase to PP&E and increase to noncontrolling interest for contribution of Bitcoin miners by TeraWulf	—	—	—	38
__________________
(a)Capitalized interest was $4 million for the year ended December 31, 2025 (Successor), $5 million for the year ended December 31, 2024 (Successor), $10 for the period from May 18 through December 31, 2023 (Successor), and $12 for the period from January 1 through May 17, 2023 (Predecessor).

Item 8. Table of Contents
Cash and Restricted Cash
The following table provides a reconciliation of “Cash and cash equivalents” and “Restricted cash and cash equivalents” presented on the Consolidated Balance Sheets to such amounts shown on the Consolidated Statements of Cash Flows:

	Successor
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$689	$328
Restricted cash and cash equivalents (a)	63	37
Total	$752	$365
__________________
(a)Comprised of commodity exchange margin deposits.
17. Acquisitions and Divestitures
2026 Pending Acquisitions
Cornerstone Acquisition. On January 15, 2026, the Company entered into the Cornerstone Merger Agreement with affiliates of Energy Capital Partners to purchase (i) the Lawrenceburg Power Plant, a 1,120 MW natural gas fired combined cycle generation located in Lawrenceburg, Indiana, (ii) the Waterford Energy Center, a 875 MW natural gas fired combined cycle generation plant located in Waterford Township, Ohio; and (iii) the Darby Generating Station, a 456 MW natural gas combustion turbine plant located in Mount Sterling, Ohio, for a price of $3.45 billion, consisting of $2.55 billion in cash, subject to working capital and other customary adjustments, and 2,400,000 shares of Talen common stock, valued at approximately $900 million at the time of entry into the Cornerstone Merger Agreement. The Company expects the cash portion of the purchase price to be funded from the proceeds of new indebtedness. The acquisition will substantially expand Talen’s presence in the western PJM market and add additional efficient baseload generation assets to its fleet.
The transaction is expected to close early in the second half of 2026 and is subject to the satisfaction of customary closing conditions, including the expiration or termination of the waiting period pursuant to the Hart-Scott-Rodino Act of 1976, and regulatory approvals from the Federal Energy Regulatory Commission, Indiana Utility Regulatory Commission and other regulatory agencies.
2025 Acquisitions
Freedom and Guernsey Acquisitions. On November 25, 2025, the Company purchased all the ownership interests of Freedom and Guernsey, which increases the Company’s generating capacity by approximately 2.8 GW and provides efficient baseload generation and cash flow diversification. TES paid an aggregate purchase price of $3.8 billion in cash, paid transaction costs of $43 million presented as “Other operating income (expense), net” on the Consolidated Statements of Operations, and incurred deferred finance costs and original issuance discounts of $64 million presented as “Long-term debt” on the Consolidated Balance Sheets. See Note 10 for information on recent financing transactions related to the Freedom and Guernsey Acquisitions.
As the acquisition is a business combination, provisional fair value measurements were allocated to acquired assets and assumed liabilities with no resulting goodwill or bargain purchase adjustments. As such fair value measurements are provisional, revisions may occur up to one year from the date of acquisition as new information is obtained. The following table summarizes the provisional purchase price allocation for the identifiable assets acquired and liabilities assumed:

November 25, 2025
Cash and cash equivalents	$47
Accounts receivable	29
Other assets	10
Property, plant, and equipment	4,509
Fair value of assets acquired	$4,595

Accounts payable and other accrued liabilities	$28
Derivative instruments	49
Other liabilities	11
Acquired fuel supply contract liabilities	667
Fair value of liabilities assumed	$755
Aggregate purchase price	$3,840

Item 8. Table of Contents
The fair values allocated to property, plant, and equipment were determined using the income approach valuation technique that discounted the projected future net cash flows expected to be generated by Freedom and Guernsey over their remaining economic lives utilizing market participant discount rates. Significant assumptions included the forecasted prices for capacity, wholesale power, and natural gas, volumetric assumptions, and discount rates.
Freedom and Guernsey are each party to long-term natural gas purchase agreements with third parties. Under the terms of the arrangements, the suppliers each provide a significant amount of the natural gas required to generate power at the facilities and expire in July 2028 for Freedom and February 2033 for Guernsey. The price paid for natural gas under each contract is variable based on changes to their respective market prices earned for electric generation. Accordingly, as the wholesale price of power at each facility increases or decreases, the prices paid for fuel under the long-term contracts result in corresponding changes. As the acquired fuel supply arrangements meet executory contract accounting requirements, their acquisition fair values were measured as of the acquisition date and presented as “Acquired fuel supply contract liabilities” on the Consolidated Balance Sheets. Such liabilities are expected to amortize as reductions to “Fuel and energy purchases” on the Consolidated Statement of Operations through expiry.
The fair values allocated to acquired fuel supply contracts were determined using the income approach valuation technique that discounted the projected future net cash flows expected to be paid under the long-term fuel contracts through their expiration dates utilizing market participant discount rates. Significant assumptions included the forecasted prices for wholesale power and natural gas, volumetric assumptions, and discount rates.
Impact of Freedom and Guernsey Acquisitions. The following table presents revenues and earnings included in the Consolidated Statements of Operations for Freedom and Guernsey since the acquisition date (November 25, 2025) through December 31, 2025 (Successor):

Year ended December 31, 2025
Operating Revenues	$153
Net Income (Loss) Attributable to Stockholders	62
Pro Forma Financial Information. The following unaudited pro forma financial information for the years ended December 31, 2025 (Successor) and 2024 (Successor) assumes the Freedom and Guernsey Acquisitions occurred on January 1, 2024. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the Freedom and Guernsey Acquisitions been completed on January 1, 2024, nor is the unaudited pro forma financial information indicative of future results of operations.

	Year ended December 31, 2025	Year ended December 31, 2024
Operating Revenues	$3,346	$2,704
Net Income (Loss) Attributable to Stockholders	(146)	902
Amortization of Acquired Fuel Supply Contracts. The acquisition fair value of natural gas fuel supply contracts presented as “Acquired fuel supply contract liabilities” on the Consolidated Balance Sheets is subject to periodic amortization. Amortization associated with these contracts was $6 million for the year ended December 31, 2025 (Successor) and presented as a reduction to “Fuel and energy purchases.”
The estimated future amortization as of December 31, 2025 (Successor) is:

	2026	2027	2028	2029	2030	Thereafter (a)	Total
Estimated amortization of acquired fuel supply contract liabilities	$93	$101	$102	$83	$84	$198	$661
__________________
(a)Contracts expire in 2028 and 2033.
2025 Divestitures
Camden and Dartmouth Sales. In September 2025, we sold the Camden and Dartmouth generation facilities to an unaffiliated party for a combined as-adjusted purchase price of $25 million in cash, subject to further post-closing adjustments. A gain on sale of $22 million is presented as “Gain (loss) on sale of assets, net” on the Consolidated Statements of Operations for the year ended December 31, 2025 (Successor).

Item 8. Table of Contents
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
2023 Divestitures
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
18. Segments
Talen’s operating segments are based on the market areas in which our generation facilities operate and reflect the manner in which our Chief Executive Officer, who is the chief operating decision maker (the “CODM”), reviews results. Adjusted EBITDA is the key profit metric used by the CODM to review segment performance and allocate resources as it provides a clearer view of segment profitability by focusing on operational performance. Total assets or other asset metrics are not considered a key metric or reviewed by the chief operating decision maker.
“PJM” is engaged in electricity generation, marketing activities, and commodity risk and fuel management within the PJM market and is comprised of Susquehanna and Talen’s natural gas and coal generation facilities in PJM.
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

Item 8. Table of Contents

	PJM	Other	Corporate and Eliminations	Total
Year Ended December 31, 2025 (Successor)
Operating revenues	$2,477	$161	$(57)	$2,581
Operation, maintenance and development expenses (a)	586	34
Interest expense and other finance charges	—	—	302	302
Other segment items (b)	817
Adjusted EBITDA	1,074
Capital expenditures	195	3	8	206

Year Ended December 31, 2024 (Successor)
Operating revenues	$1,866	$367	$(118)	$2,115
Operation, maintenance and development expenses (a)	518	74
Interest expense and other finance charges	—	—	238	238
Other segment items (b)	573
Adjusted EBITDA	775
Capital expenditures	164	24	1	189

May 18 through December 31, 2023 (Successor)
Operating revenues	$1,120	$397	$(173)	$1,344
Operation, maintenance and development expenses (a)	294	78
Interest expense and other finance charges	—	—	176	176
Other segment items (b)	449
Adjusted EBITDA	377
Capital expenditures	110	45	6	161

January 1 through May 17, 2023 (Predecessor)
Operating revenues	$1,052	$195	$(37)	$1,210
Operation, maintenance and development expenses (a)	245	47
Interest expense and other finance charges	—	—	163	163
Other segment items (b)	119
Adjusted EBITDA	688
Capital expenditures	132	53	2	187
__________________
(a)This significant segment expense category aligns with the segment-level information that is regularly provided to the CODM.
(b)Other segment items are primarily comprised of fuel and energy purchases.

Item 8. Table of Contents
Reconciliation of segment Adjusted EBITDA to Income (Loss) Before Income Taxes:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023	January 1 through May 17, 2023
PJM Segment Adjusted EBITDA	$1,074	$775	$377	$688

Reconciling Items:
Interest expense and other finance charges	$(302)	$(238)	$(176)	$(163)
Depreciation, amortization and accretion (a)	(266)	(281)	(157)	(200)
Nuclear fuel amortization (a)	(97)	(123)	(108)	(33)
Reorganization income (expense), net (Note 20) (b)	—	—	—	799
Unrealized gain (loss) on commodity derivative contracts	(106)	62	52	(63)
Nuclear decommissioning trust funds gain (loss), net	182	178	108	57
Stock-based and other long-term incentive compensation expense (Note 13) (b)	(535)	(54)	(21)	—
Gain (loss) on asset sales, net (Note 17) (b)	34	884	7	50
Non-cash impairments and other charges (c)	(11)	(24)	(15)	(438)
Legal settlements and litigation costs	(6)	(4)	84	(1)
Acquisition and divestiture activities (d)	(65)	(62)	—	—
Operational and other restructuring activities (e)	(21)	(9)	(30)	(19)
"Other" operating segment	32	71	113	37
Noncontrolling interest	—	21	42	14
Corporate and Eliminations	(71)	(76)	(64)	(30)
Other items	(8)	(9)	(18)	(21)
Income (Loss) Before Income Taxes	$(166)	$1,111	$194	$677
__________________
(a)Includes the periodic amortization of fair value adjustments associated with acquired executory contracts and intangible assets.
(b)See the corresponding Note to the Annual Financial Statements for additional information.
(c)Includes impairments, net realizable value adjustments and other write-offs. See Note 7 for additional information associated with the Brandon Shores impairment group recognized during the period of January 1 through May 17, 2023 (Predecessor).
(d)Includes the non-recurring: (i) advisory fees associated with completed acquisitions and divestitures; (ii) remaining settlements on contracts of divested assets; and (iii) non-recurring finance fees charged to the Consolidated Statement of Operations associated with acquisition financing fee arrangements.
(e)Non-recurring severance and retention costs and strategic initiative costs.
19. Emergence from Restructuring
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
•Holders of other unsecured claims received interests in a designated $26 million pool of cash, to which Talen Montana subsequently contributed an additional $11 million from proceeds of the PPL/Talen Montana settlement. See Note 9 for additional information on the PPL/Talen Montana settlement.
20. Fresh Start Accounting
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

Fresh Start Adjustments
(q)Net presentation of derivatives on the Consolidated Balance Sheets. See Note 1 for additional information on the related accounting policy.
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
(y)Adjustment to present at fair value AROs using assumptions as of Emergence, including an inflation factor of 2%-3% and an estimated 5- to 20-year credit-adjusted risk-free rate of 8%-12% based on timing of cash flows for each underlying obligation.
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
Cash paid for certain reorganization expenses was $308 million for the period from January 1 through May 17, 2023 (Predecessor)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Form 10-K Table of Contents
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, management was in the process of integrating the internal controls of recently-acquired entities, Freedom and Guernsey, into the Company's existing operations. Other than additional controls associated with the Freedom and Guernsey Acquisitions, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The management of Talen Energy Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition or the deterioration of compliance with procedures or policies.
The management of Talen Energy Corporation performed an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based on the criteria described in Committee of Sponsoring Organizations of the Treadway Commission's (COSO's) Internal Control - Integrated Framework (2013). Based on the evaluation performed, management concluded that as of December 31, 2025, Talen Energy Corporation's internal control over financial reporting was effective.
As permitted by SEC Staff Guidance, management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Freedom and Guernsey Acquisitions on November 25, 2025. The Freedom and Guernsey entities are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment of internal control over financial reporting represented 20% of the Company's total assets as of December 31, 2025 and 6% of the Company's total revenues for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in “Item 8. Financial Statements and Supplementary Data”.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025 (Successor), none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Form 10-K Table of Contents
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
We have adopted a code of ethics called the “Talen Energy Corporation Code of Business Conduct and Ethics” that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. It can be accessed under the “Governance” tab on the “Investor Relations” section of our website at https://ir.talenenergy.com. A copy will also be made available in print to any stockholder who requests it. We also intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our code of ethics applicable to those individuals by posting such information on our website. We will disclose the required information within four business days, and such information will remain available on our website for at least a 12-month period. There have not been any waivers granted to any of our officers or employees to date. Information contained on or accessible from our website is not, and shall not be deemed to be, incorporated by reference into this Report or any other filings with the SEC.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company and its directors, officers and employees. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Report.
The other information required pursuant to this item is incorporated by reference into our 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required pursuant to this item is incorporated by reference into our 2026 Proxy Statement to be filed within 120 days of the fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information as of December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued. Such equity compensation plans include our Equity Plan and additional securities that are subject to the ESPP.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plans Approved by Our Security Holders	—		—		3,486,513
Plans Not Approved by Our Security Holders (1)	2,457,321	(2)	—	(3)	4,461,579
Total	2,457,321		—		7,948,092	(4)
__________________
(1)    The formation of our Equity Plan was approved by the United States Bankruptcy Court for the Southern District of Texas (Houston Division) as part of the Joint Chapter 11 Plan of Reorganization upon our emergence from restructuring.
(2)    Includes 340,653 RSUs and 2,116,668 PSUs outstanding under the Equity Plan as of December 31, 2025 (assuming all awards are issued 100% in equity). The number of PSUs included represents the maximum level of performance (or 200%).
(3)    No options were outstanding as of December 31, 2025, and neither RSUs nor PSUs have an exercise price.
(4)     Includes 3,486,513 shares of common stock remaining available under the ESPP and 4,461,579 shares available under the Equity Plan as of December 31, 2025.
The other information required pursuant to this item is incorporated by reference into our 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required pursuant to this item in incorporated by reference into our 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required pursuant to this item in incorporated by reference into our 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Form 10-K Table of Contents
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Report:
(1) Financial Statements: The Annual Financial Statements are included with a separate index in “Item 8. Financial Statements and Supplementary Data” of this Report.
(2) Financial Statement Schedules: Schedule I—Condensed Financial Information of Registrant for the year ended December 31, 2025 (Successor) and the year ended December 31, 2024 (Successor) is included below in subsection (c) of this “Item 15. Exhibits and Financial Statement Schedules.” All other schedules are omitted because they are not applicable or because the required information is already contained in the Annual Financial Statements.
(3) Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number

2.1#^*	Agreement and Plan of Merger, dated as of January 15, 2026, by and among Talen Energy Corporation, Cornerstone Generation Holdings, LP, ECP Cornerstone Generation Holdings GP, LLC, ECP V-B (AG IP) Blocker Corp, ECP V-C (AG IP) Blocker Corp, ECP V-D (AG IP) Blocker Corp, ECP V-D, as a holder representative, and solely for the limited purposes set forth therein, ECP GP V, LP.	—	—	—	—
2.2#^	Purchase and Sale Agreement, dated as of July 17, 2025, by and between Caithness Energy, L.L.C., as seller, and Talen Generation, LLC, as buyer.	10-Q	001-37388	August 7, 2025	2.1
2.3#^	Purchase and Sale Agreement, dated as of July 17, 2025, by and among Caithness Energy, L.L.C., as seller, Caithness Apex Guernsey, LLC, as subsidiary seller, and Talen Generation, LLC, as buyer.	10-Q	001-37388	August 7, 2025	2.2
3.1	Third Amended and Restated Certificate of Incorporation of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.1
3.2	Second Amended and Restated Bylaws of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.2
4.1	Description of Capital Stock.	10-K	001-37388	February 28, 2025	4.1
4.2#	Stockholders Agreement, dated as of May 17, 2023, by and among Talen Energy Corporation and the parties identified therein.	S-1	333-280341	June 20, 2024	4.2
4.3#	Registration Rights Agreement, dated as of May 17, 2023, by and among Talen Energy Corporation and the holders party thereto.	S-1	333-280341	June 20, 2024	4.1
4.4	Indenture, dated as of May 12, 2023, between Talen Energy Supply, LLC and Wilmington Savings Fund Society, FSB, as trustee (relating to the 8.625% Senior Notes due 2030).	S-1	333-280341	June 20, 2024	10.5
4.5	First Supplemental Indenture, dated as of May 17, 2023, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (relating to the 8.625% Senior Notes due 2030).	S-1	333-280341	June 20, 2024	10.6
4.6	Second Supplemental Indenture, dated as of October 6, 2023, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (relating to the 8.625% Senior Notes due 2030).	S-1	333-280341	June 20, 2024	10.7
4.7	Third Supplemental Indenture, dated as of June 22, 2024, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (relating to the 8.625% Senior Notes due 2030).	10-K	001-37388	February 28, 2025	4.7
4.8	Fourth Supplemental Indenture, dated as of January 13, 2025, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (relating to the 8.625% Senior Notes due 2030).	8-K	001-37388	January 14, 2025	4.1
4.9	Fifth Supplemental Indenture, dated as of November 25, 2025, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (relating to the 8.625% Senior Notes due 2030).	8-K	001-37388	November 25, 2025	4.3
4.10	Indenture, dated as of October 27, 2025, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (relating to the 6.250% Senior Notes due 2034).	8-K	001-37388	October 27, 2025	4.1
4.11	Form of 6.250% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.10 hereto).	8-K	001-37388	October 27, 2025	4.2
4.12	First Supplemental Indenture, dated as of November 25, 2025, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Citibank, N.A., as trustee (relating to the 6.250% Senior Notes due 2034).	8-K	001-37388	November 25, 2025	4.2

Form 10-K Table of Contents

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number
4.13	Indenture, dated as of October 27, 2025, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (relating to the 6.500% Senior Notes due 2036).	8-K	001-37388	October 27, 2025	4.3
4.14	Form of 6.500% Senior Notes due 2036 (included as Exhibit A to Exhibit 4.13 hereto).	8-K	001-37388	October 27, 2025	4.4
4.15	First Supplemental Indenture, dated as of November 25, 2025, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Citibank, N.A., as trustee (relating to the 6.500% Senior Notes due 2036).	8-K	001-37388	November 25, 2025	4.2
4.16*	Form of Cornerstone Registration Rights Agreement.	—	—	—	—
10.1#	Credit Agreement, dated as of May 17, 2023, by and among Talen Energy Supply, LLC, the lending institutions from time to time parties thereto, Citibank, N.A., as administrative agent and collateral agent, and Citibank, N.A., BMO Capital Markets Corp., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, RBC Capital Markets, LLC, MUFG Bank, Ltd., Credit Suisse Loan Funding LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners.	S-1	333-280341	June 20, 2024	10.1
10.2	Amendment No. 1 to Credit Agreement, dated as of August 9, 2023, by and among Talen Energy Supply, LLC, as borrower, the subsidiary guarantors party thereto, the persons identified on the signature pages thereto as a 2023-1 Incremental Term B Lender and Citibank, N.A., as administrative agent and as collateral agent.	S-1	333-280341	June 20, 2024	10.2
10.3#	Amendment No. 2 and Waiver to Credit Agreement, dated as of May 8, 2024, by and among Talen Energy Supply, LLC, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, and replacement lender.	S-1	333-280341	June 20, 2024	10.3
10.4	Amendment No. 3 to Credit Agreement, dated as of December 13, 2024, by and among Talen Energy Supply, LLC, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.	8-K	001-37388	December 13, 2024	10.1
10.5	Amendment No. 4 to Credit Agreement, dated as of December 20, 2024, by and among Talen Energy Supply, LLC, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and Citibank N.A., as administrative agent and collateral agent.	8-K	001-37388	December 20, 2025	10.1
10.6	Amendment No. 5 to Credit Agreement, dated as of November 25, 2025, by and among Talen Energy Supply, LLC, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.	8-K	001-37388	November 25, 2025	10.1
10.7†	2025 Employee Stock Purchase Plan of Talen Energy Corporation.	S-8	333-283230	November 14, 2024	10.1
10.8†	Amended and Restated 2025 Employee Stock Purchase Plan.	10-Q	001-37388	May 8, 2025	10.1
10.9†	2023 Equity Incentive Plan of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	10.9
10.10†	2023 Form of Talen Energy Corporation Restricted Stock Unit Award Notice and Award Agreement (Executive Form).	S-1	333-280341	June 20, 2024	10.12
10.11†	2023 Form of Talen Energy Corporation Performance-Based Restricted Stock Unit Award Notice and Award Agreement (Executive Form).	S-1	333-280341	June 20, 2024	10.13
10.12†	2023 Form of Talen Energy Corporation Performance-Based Restricted Stock Unit Award Notice and Award Agreement (Non-Executive Chair Form).	S-1	333-280341	June 20, 2024	10.14
10.13†	2023 Form of Talen Energy Corporation Restricted Unit Award Notice and Award Agreement (Non-Employee Director Form).	S-1	333-280341	June 20, 2024	10.15
10.14†	2023 Talen Energy Corporation Restricted Stock Unit Award Notice and Award Agreement, dated as of June 16, 2023, by and between Talen Energy Corporation and Mark A. McFarland.	S-1	333-280341	June 20, 2024	10.10
10.15†	2023 Talen Energy Corporation Performance-Based Restricted Stock Unit Award Notice and Award Agreement, dated as of June 16, 2023, by and between Talen Energy Corporation and Mark A. McFarland.	S-1	333-280341	June 20, 2024	10.11
10.16†	2025 Form of Talen Energy Corporation Restricted Stock Unit Award Notice and Award Agreement.	10-Q	001-37388	May 8, 2025	10.2
10.17†	2025 Form of Talen Energy Corporation Performance-Based Restricted Stock Unit Award Notice and Award Agreement.	10-Q	001-37388	May 8, 2025	10.3
10.18†	2025 Form of Talen Energy Corporation Restricted Stock Unit Award Notice and Award Agreement (Non-Employee Director Form).	10-Q	001-37388	May 8, 2025	10.4
10.19†	Form of Indemnification Agreement between Talen Energy Corporation and each of its directors and officers.	S-1	333-280341	June 20, 2024	10.8
10.20†^	Employment Agreement, dated as of June 19, 2023, by and between Talen Energy Corporation and John Wander.	S-1	333-280341	June 20, 2024	10.18

Form 10-K Table of Contents

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number
10.21†^	Amended and Restated Employment Agreement, dated as of December 12, 2025, by and between Talen Energy Corporation and Mark A. McFarland.	8-K	001-37388	December 15, 2025	10.1
10.22†^	Amended and Restated Employment Agreement, dated as of December 12, 2025, by and between Talen Energy Corporation and Terry L. Nutt.	8-K	001-37388	December 15, 2025	10.2
10.23†^	Amended and Restated Employment Agreement, dated as of December 12, 2025, by and between Talen Energy Corporation and Cole Muller.	8-K	001-37388	December 15, 2025	10.3
10.24†^	Amended and Restated Employment Agreement, dated as of December 12, 2025, by and between Talen Energy Corporation and Brad Berryman.	8-K	001-37388	December 15, 2025	10.4
10.25†*	Form of Amended and Restated Employment Agreement of Talen Energy Corporation and its executive officers.	—	—	—	—
10.26†^	Transition and Retirement Agreement and Release of Claims, dated as of December 12, 2025, by and between Talen Energy Corporation and John Wander.	8-K	001-37388	December 15, 2025	10.5
10.27	Purchase Agreement, dated July 1, 2024, by and among Talen Energy Corporation, Rubric Capital Management, LP, Rubric Capital PWR LLC and Rubric BSR Fund LLC.	10-K	001-37388	February 28, 2025	10.23
19.1	Talen Energy Corporation Insider Trading Policy.	10-K	001-37388	February 28, 2025	19.1
21.1*	List of Subsidiaries of Talen Energy Corporation.	—	—	—	—
23.1*	Consents of PricewaterhouseCoopers LLC, independent registered public accounting firm.	—	—	—	—
24.1*	Power of Attorney (included on signature page hereto).	—	—	—	—
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
97.1	Talen Energy Corporation Clawback Policy.	10-K	001-37388	February 28, 2025	97.1
101.INS*	Inline XBRL Instance Document.	—	—	—	—
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).	—	—	—	—

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
†     Management contract or compensatory plan or arrangement.

Form 10-K Table of Contents
(c) Schedule I—Condensed Financial Information of Registrant
TALEN ENERGY CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor
(Millions of Dollars, except share data)	Year Ended December 31, 2025	Year Ended December 31, 2024	May 18 through December 31, 2023
Operating Revenue	$—	$—	$—
Operating Expenses	—	—	—
Operating Income	—	—	—
Equity in earnings of TES	(219)	998	134
Income (Loss) Before Income Taxes	(219)	998	134
Income tax benefit (expense)	—	—	—
Net Income (Loss)	(219)	998	134
Other comprehensive income (loss)	8	11	(23)
Comprehensive Income (Loss)	$(211)	$1,009	$111
Earnings Per Share of Common Stock:
Net Income (Loss) Attributable to Stockholders - Basic	$(4.79)	$18.40	$2.27
Net Income (Loss) Attributable to Stockholders - Diluted	$(4.79)	$17.67	$2.26
Weighted-Average Number of Common Shares Outstanding - Basic (in thousands)	45,692	54,254	59,029
Weighted-Average Number of Common Shares Outstanding - Diluted (in thousands)	45,692	56,486	59,399
The accompanying Notes to the Condensed Unconsolidated Financial Statements are an integral part of the financial statements.
TALEN ENERGY CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED UNCONSOLIDATED BALANCE SHEETS

	Successor
(Millions of Dollars, except share data)	December 31, 2025	December 31, 2024
Assets
Investment in TES	$1,093	$1,387
Total Assets	$1,093	$1,387

Total Liabilities	$—	$—

Stockholders’ Equity
Common stock ($0.001 par value, 350,000,000 shares authorized) (a)	$—	$—
Additional paid-in capital	1,709	1,725
Accumulated retained earnings (deficit)	(612)	(326)
Accumulated other comprehensive income (loss)	(4)	(12)
Stockholders’ Equity	$1,093	$1,387
Total Liabilities and Stockholders’ Equity	$1,093	$1,387
__________________
(a)Shares issued and outstanding were 45,687,828 and 45,961,910 as of December 31, 2025 (Successor) and December 31, 2024 (Successor), respectively.
The accompanying Notes to the Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

Form 10-K Table of Contents
TALEN ENERGY CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Talen Energy Corporation is a holding company whose only material businesses and properties are held through its direct and wholly owned subsidiary, Talen Energy Supply. Certain of TES’s debt agreements include covenants that restrict the payment of dividends or other distributions to TEC, restricting in excess of 25% of TEC’s consolidated net assets. Accordingly, these condensed unconsolidated financial statements and related footnotes have been prepared in accordance with Sections 5-04 and 12-04 of Regulation S-X. These statements are not the general-purpose financial statements of TEC and should be read in conjunction with the Annual Financial Statements.
In May 2023, TEC and the majority of its subsidiaries emerged from the Restructuring and adopted fresh start accounting. See Notes 1, 19, and 20 to the Annual Financial Statements for additional information regarding the Restructuring and related accounting. Unconsolidated financial results are presented for TEC for the Successor periods for the years ended December 31, 2025 and December 31, 2024, and for the period from May 18, 2023 through December 31, 2023. Because the results presented in the Annual Financial Statements for the Predecessor period (prior to May 18, 2023) represent the operating results TES, such results are not repeated here. TEC held no cash nor had any cash activity during the years ended December 31, 2025 and December 31, 2024, and for the period from May 18, 2023 through December 31, 2023; therefore, a statement of cash flows has not been included.
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
2. TEC Indebtedness
For a general description of the material terms of TES’s indebtedness, see Note 10 to the Annual Financial Statements.
The agreements governing TES’s indebtedness restrict the ability of TES and the Subsidiary Guarantors to pay dividends or distributions or otherwise transfer assets to TEC, subject to certain exceptions. Notable exceptions include the ability to pay dividends or distributions: (1) in an amount not to exceed the greater of $420 million and 40% of TES’s consolidated adjusted EBITDA, (2) in an unlimited amount so long as TES’s pro forma consolidated total net leverage ratio is less than or equal to 2.5 to 1.0, and (3) in an amount not to exceed the sum of: (a) the greater of $525 million and 50% of TES’s consolidated adjusted EBITDA, (b) TES’s consolidated adjusted EBITDA minus 140% of TES’s consolidated interest expense, in each case, for the period from June 1, 2023 through the most recent fiscal quarter (subject to compliance with either (x) a pro forma consolidated total net leverage ratio of less than or equal to 3.75 to 1.0 or (y) a fixed charge coverage ratio greater than or equal to 2.0 to 1.0), (c) equity contributions to TES, and (d) other customary “builder basket” components.
TEC does not have any separate indebtedness, other long-term obligations, or mandatory dividend or redemption requirements of redeemable stocks.
As of December 31, 2025, no cash dividends have been paid to TEC in the last three fiscal years by any other entity.
3. Commitments and Contingencies
See Note 9 to the Annual Financial Statements for commitments and contingencies of TEC.
ITEM 16. FORM 10-K SUMMARY
None.

Form 10-K Table of Contents
GLOSSARY OF TERMS AND ABBREVIATIONS
Adjusted EBITDA. Net income (loss) adjusted, among other things, for certain: (i) nonrecurring charges; (ii) non-recurring gains; (iii) non-cash and other items; (iv) unusual market events; (v) any depreciation, amortization, or accretion; (vi) mark-to-market gains or losses; (vii) gains and losses on the NDT; (viii) gains and losses on asset sales, dispositions, and asset retirement; (ix) impairments, obsolescence, and net realizable value charges; (x) interest expense; (xi) income taxes; (xii) legal settlements, liquidated damages, and contractual terminations; (xiii) development expenses; (xiv) noncontrolling interests, except where otherwise noted; and (xv) other adjustments. Such adjustments are computed consistently with the provisions of our indebtedness to the extent that they can be derived from the financial records of the business. Pursuant to TES’s Credit Agreement, Cumulus Digital contributes to Adjusted EBITDA beginning in the first quarter 2024, following termination of the Cumulus Digital TLF and associated cash flow sweep.
Annual Financial Statements. The audited consolidated balance sheets of TEC as of December 31, 2025 (Successor) and December 31, 2024 (Successor); the related audited consolidated statements of operations, statements of comprehensive income, statements of cash flows, and statements of equity for the years ended December 31, 2025 (Successor) and December 31, 2024 (Successor), for the period from May 18, 2023 through December 31, 2023 (Successor), and for the period from January 1, 2023 through May 17, 2023 (Predecessor); and the related notes.
AOCI. Accumulated other comprehensive income or loss, which is a component of stockholders’ equity on the Consolidated Balance Sheets.
ARO. Asset retirement obligation.
AWS. Amazon Web Services, Inc. and its affiliates.
AWS Data Campus. The data center campus initially developed by a subsidiary of Cumulus Digital adjacent to Susquehanna. See Note 17 to the Annual Financial Statements for information on the AWS Data Campus Sale.
AWS Data Campus Sale. The Company’s sale of the AWS Data Campus to AWS in March 2024 to AWS for gross proceeds of $650 million. See Note 17 to the Annual Financial Statements for additional information.
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
Bilateral LCF. The $75 million senior secured bilateral LC facility provided by Barclays Bank PLC. The Bilateral LCF was terminated in December 2024.
Board of Directors. The board of directors of Talen Energy Corporation.
Brandon Shores. A Talen-owned and operated generation facility in Curtis Bay, Maryland.
Brunner Island. A Talen-owned and operated generation facility in York Haven, Pennsylvania.
Capacity Performance. The sole class of capacity product that electricity providers within PJM can offer to satisfy PJM’s capacity obligation and thereby receive capacity payments from PJM. Auctions for this opportunity, generally referred to as capacity auctions, are scheduled by PJM periodically, up to three years in advance of the applicable PJM Capacity Year and in accordance with the terms of PJM’s Tariff and the FERC’s orders. Capacity Performance providers assume higher performance requirements during system emergencies and are subject to penalties for non-performance.
CCR. Coal Combustion Residuals, including but not limited to fly ash, bottom ash, and gypsum, that are produced from coal-fired electric generation facilities.
Colstrip. A generation facility comprised of four coal-fired generation units located in Colstrip, Montana. Talen Montana operates Colstrip, owns an undivided interest in Colstrip Unit 3, and has an economic interest in Colstrip Unit 4. Colstrip Units 1 and 2 were permanently retired in January 2020. See Note 7 to the Annual Financial Statements for additional information on jointly owned facilities and Talen Montana’s ownership interests in Colstrip.
Cornerstone Acquisition. Our pending acquisition of the 875 MW Waterford Energy Center and 456 MW Darby Generating Station in Ohio and the 1,120 MW Lawrenceburg Power Plant in Indiana from Energy Capital Partners. See Note 17 to the Annual Financial Statements for additional information.
Cornerstone Merger Agreement. Agreement and Plan of Merger, dated January 15, 2026, to acquire Energy Capital Partners’ 875 MW Waterford Energy Center and 456 MW Darby Generating Station, both located in Ohio, and the 1,120 MW Lawrenceburg Power Plant located in Indiana.

Form 10-K Table of Contents
Cornerstone RRA. A registration rights agreement that the Company intends to enter into with certain parties affiliated with Energy Capital Partners at the closing of the pending Cornerstone Acquisition in connection with the issuance of stock consideration.
Credit Agreement. The Credit Agreement, dated as of May 17, 2023, by and among TES, as borrower, the lending institutions from time to time parties thereto, Citibank, N.A., as administrative agent and collateral agent, and the joint lead arrangers and joint bookrunners parties thereto, which governs the RCF, TLB-1, TLB-2, TLB-3, and LCF, as the same may be amended, amended and restated, supplemented, or otherwise modified from time-to-time.
Credit Facilities. Collectively, the RCF, TLB-1, TLB-2, TLB-3 and LCF.
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
EPA MATS Rule. The Mercury and Air Toxics Standards, EPA technology-based emissions standards for mercury and other hazardous air pollutants emitted by generation units with a capacity of more than 25 MW.
EPS. Earnings per share.
ERCOT. The Electric Reliability Council of Texas, operator of the electricity transmission network and electricity energy market in most of Texas.
ERCOT Sale. The sale of our Texas fleet to CPS Energy in May 2024.
ESPP. Talen Energy Corporation 2025 Employee Stock Purchase Plan, which was amended and restated in 2025.
Exchange Act. The Securities Exchange Act of 1934, as amended.
FERC. U.S. Federal Energy Regulatory Commission.
Freedom. A Talen-owned and operated generation facility in Salem Township, Luzerne County, Pennsylvania.
Freedom and Guernsey Acquisitions. Our acquisitions of the Freedom Generating Station in Pennsylvania and the Guernsey Power Station in Ohio from affiliates of Caithness Energy, which closed in November 2025. See Note 17 to the Annual Financial Statements for additional information.
GAAP. Generally Accepted Accounting Principles in the United States.
Guernsey. A Talen-owned and operated generation facility in Byesville, Ohio.
GW. Gigawatt.
H.A. Wagner. A Talen-owned and operated generation facility in Curtis Bay, Maryland.

Form 10-K Table of Contents
Inflation Reduction Act. The Inflation Reduction Act of 2022, which was signed into law in August 2022. The Inflation Reduction Act’s provisions included, among other things, amendments to the Internal Revenue Code of 1986, as amended, to create a nuclear production tax credit program.
ISA. Interconnection Service Agreement.
ISO. Independent System Operator.
LC. Letter of credit.
LCF. The $1.1 billion stand-alone letter of credit facility established under the Credit Agreement.
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
NAV. Net asset value.
NDT. Nuclear facility decommissioning trust that is expected to fund Talen’s proportionate costs associated with the future decommissioning activities of Susquehanna.
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
PJM Reliability Pricing Model. PJM’s capacity market, or the Reliability Pricing Model, formed under PJM’s Open Access Transmission Tariff, which is intended to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted energy demand in the future. Under PJM’s “pay-for-performance” model, generation resources are required to deliver on demand during system emergencies or owe a payment for non-performance.
Plan of Reorganization. The Joint Chapter 11 Plan of Reorganization of Talen Energy Supply, LLC and Its Affiliated Debtors (Docket No. 1206), as subsequently amended, supplemented, or otherwise modified, and any exhibits or schedules thereto.
PP&E. Property, plant and equipment.

Form 10-K Table of Contents
Predecessor. Relates to the financial position or results of operations of Talen Energy Supply for periods prior to Emergence, or May 17, 2023.
RCF. The senior secured revolving credit facility that provides $900 million in aggregate revolving loan and LC commitments under the Credit Agreement.
RCRA. The Resource Conservation and Recovery Act, a federal law enacted in 1976 giving the EPA authority to control hazardous and non-hazardous solid waste from its creation to its disposal.
Restructuring. The voluntary cases commenced by TEC, TES, and the other debtors under Chapter 11 of the U.S. Bankruptcy Code, together with the related financial restructuring of the existing debt, existing equity interests, and certain other obligations pursuant to the Plan of Reorganization.
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
Secured Notes. The 8.625% Senior Secured Notes, due 2030, issued by Talen Energy Supply.
Secured Notes Indenture. The Indenture, dated as of May 12, 2023, as supplemented by the First Supplemental Indenture, dated as of May 17, 2023, the Second Supplemental Indenture, dated as of October 6, 2023, the Third Supplemental Indenture, dated as of June 22, 2024, the Fourth Supplemental Indenture, dated as of January 13, 2025, and the Fifth Supplemental Indenture, dated as of November 25, 2025, each between TES, the Subsidiary Guarantors and Wilmington Savings Fund Society, FSB, as trustee, which governs the Secured Notes, as the same may be further amended, amended and restated, supplemented or otherwise modified from time-to-time.
SNF. Spent nuclear fuel.
SOFR. Secured Overnight Financing Rate, a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.
SRP. The share repurchase program, under which the Board of Directors has authorized the Company to repurchase shares of TEC’s outstanding common stock.
Subsidiary Guarantors. The subsidiaries of TES that guarantee: (i) the obligations of TES under the Credit Facilities, the Secured Notes, and the Unsecured Notes; and (ii) the obligations of Talen Energy Marketing under the Secured ISDAs.
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

Form 10-K Table of Contents
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
TLB-3. The $1.2 billion senior secured term loan B facility, due November 2032, under the Credit Agreement.
TLC. The $470 million senior secured term loan C facility under the Credit Agreement, the proceeds of which were used to cash collateralize TLC LCF. The TLC was repaid in full and terminated in December 2024.
TLC LCF. The $470 million cash collateralized LC facility under the Credit Agreement. The TLC LCF was terminated in December 2024.
TWh. Terawatt-hour.
Unsecured Notes. Collectively, TES’s 6.250% Senior Unsecured Notes due 2034, and 6.500% Senior Unsecured Notes due 2036.
Unsecured Notes Indenture. The indentures, each dated as of October 27, 2025, as each supplemented by the First Supplemental Indenture, dated as of December 15, 2025, each among TES, the Subsidiary Guarantors and Citibank, N.A., as Trustee, which govern the Unsecured Notes, as the same may be further amended, amended and restated, supplemented or otherwise modified from time-to-time.
WECC. The Western Electricity Coordinating Council, a non-profit corporation that assures a reliable and secure bulk electric system in the Western Interconnection, covering all or parts of Montana, 13 other U.S. States, Canada, and Mexico.

Form 10-K Table of Contents
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

TALEN ENERGY CORPORATION

By:	/s/ Mark A. McFarland
Mark A. McFarland
Chief Executive Officer and Director
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

Signature	Title

/s/ Mark A. McFarland	Chief Executive Officer and Director (Principal Executive Officer)
Mark A. McFarland

/s/ Terry L. Nutt	President (Principal Financial Officer)
Terry L. Nutt

/s/ Tony Plagens	Chief Accounting Officer (Principal Accounting Officer)
Tony Plagens

/s/ Stephen Schaefer	Chairperson of the Board and Director
Stephen Schaefer

/s/ Gizman Abbas	Director
Gizman Abbas

/s/ Anthony Horton	Director
Anthony Horton

/s/ Karen Hyde	Director
Karen Hyde

/s/ Joseph Nigro	Director
Joseph Nigro

/s/ Christine Benson Schwartzstein	Director
Christine Benson Schwartzstein