Form 10-Q
period 2026-03-31
Talen Energy Corp
filed 2026-05-05
CIK 1622536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒
As of May 5, 2026, the registrant had outstanding 45,395,007 shares of common stock, par value $0.001 per share (“common stock”).

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
The risks, uncertainties, and other factors that could cause actual results to differ materially from the forward-looking statements made by us include those discussed in this Report, including but not limited to “Item 1A. Risk Factors” in this Report and our most recent Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report.
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
In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. While we believe the estimated market and industry data included in this Report is generally reliable, such information is inherently uncertain and imprecise. Market and industry data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process, and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions, and estimates of the future performance of the markets in which we operate are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Information” and “Item 1A. Risk Factors” of this Report, and our 2025 Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us. Accordingly, you are cautioned not to place undue reliance on such market and industry data or any other such estimates.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars, except share data)	2026	2025
Energy and other revenues	$1,034	$582
Capacity revenues	207	49
Unrealized gain (loss) on derivative instruments (Note 2)	(112)	(241)
Operating Revenues (Note 3)	1,129	390

Fuel and energy purchases	(563)	(268)
Nuclear fuel amortization	(24)	(26)
Unrealized gain (loss) on derivative instruments (Note 2)	(42)	59
Energy Expenses	(629)	(235)

Operating Expenses
Operation, maintenance and development	(165)	(146)
General and administrative (Includes stock-based compensation of $1 and $(11)) (Note 13)	(24)	(34)
Depreciation, amortization and accretion (Note 7)	(92)	(74)
Other operating income (expense), net	(9)	(7)
Operating Income (Loss)	210	(106)
Nuclear decommissioning trust funds gain (loss), net (Note 6)	(22)	(12)
Interest expense and other finance charges (Note 10)	(119)	(74)
Other non-operating income (expense), net	12	5
Income (Loss) Before Income Taxes	81	(187)
Income tax benefit (expense) (Note 4)	(18)	52
Net Income (Loss)	$63	$(135)
Per Common Share
Net Income (Loss) Attributable to Stockholders - Basic	$1.38	$(2.94)
Net Income (Loss) Attributable to Stockholders - Diluted	$1.33	$(2.94)
Weighted-Average Number of Common Shares Outstanding - Basic (in thousands)	45,612	45,849
Weighted-Average Number of Common Shares Outstanding - Diluted (in thousands)	47,431	45,849
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2026	2025
Net Income (Loss)	$63	$(135)
Other Comprehensive Income (Loss)
Available-for-sale securities unrealized gain (loss), net (Note 6)	(9)	6
Income tax benefit (expense)	3	(2)
Gains (losses) arising during the period, net of tax	(6)	4
Available-for-sale securities unrealized (gain) loss, net (Note 6)	(1)	(1)
Postretirement benefit prior service (credits) costs, net (Note 12)	(1)	(1)
Income tax (benefit) expense	1	—
Reclassifications from AOCI, net of tax	(1)	(2)
Total Other Comprehensive Income (Loss)	(7)	2
Comprehensive Income (Loss)	$56	$(133)
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions of Dollars, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,025	$689
Restricted cash and cash equivalents (Note 16)	2	63
Accounts receivable (Note 3)	158	196
Inventory, net (Note 5)	244	278
Derivative instruments (Notes 2 and 11)	33	56
Other current assets	47	67
Total current assets	1,509	1,349
Property, plant and equipment, net (Note 7)	7,499	7,546
Nuclear decommissioning trust funds (Notes 6 and 11)	1,869	1,900
Derivative instruments (Notes 2 and 11)	10	4
Other noncurrent assets	106	106
Total Assets	$10,993	$10,905

Liabilities and Equity
Long-term debt, due within one year (Notes 10 and 11)	$29	$29
Accrued interest	126	60
Accounts payable and other accrued liabilities	248	281
Derivative instruments (Notes 2 and 11)	250	101
Stock-based compensation liabilities (Note 13)	477	501
Other current liabilities	80	78
Total current liabilities	1,210	1,050
Long-term debt (Notes 10 and 11)	6,778	6,782
Derivative instruments (Notes 2 and 11)	49	67
Postretirement benefit obligations (Note 12)	221	229
Asset retirement obligations and accrued environmental costs (Note 8)	496	494
Deferred income taxes	487	486
Acquired fuel supply contract liabilities	633	662
Other noncurrent liabilities	46	42
Total Liabilities	$9,920	$9,812
Commitments and Contingencies (Note 9)

Stockholders' Equity (Note 15)
Common stock ($0.001 par value, 350,000,000 shares authorized) (a)	$—	$—
Additional paid-in capital	1,722	1,709
Accumulated retained earnings (deficit)	(638)	(612)
Accumulated other comprehensive income (loss)	(11)	(4)
Total Stockholders' Equity	$1,073	$1,093
Total Liabilities and Stockholders' Equity	$10,993	$10,905
__________________
(a)45,395,007 and 45,687,828 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2026	2025
Operating Activities
Net Income (Loss)	$63	$(135)
Non-cash reconciliation adjustments:
Unrealized (gains) losses on derivative instruments (Note 2)	152	196
Depreciation, amortization and accretion (Note 16)	66	72
Nuclear decommissioning trust funds (gain) loss, net (excluding interest and fees) (Note 6)	35	23
Nuclear fuel amortization (Note 7)	24	26
Deferred income taxes	5	(70)
Stock-based compensation (Note 13)	(1)	11
Other (Note 16)	4	26
Changes in assets and liabilities:
Accounts receivable	38	23
Inventory, net	34	83
Other assets	19	22
Accounts payable and accrued liabilities	(23)	(60)
Accrued interest	66	36
Collateral received (posted), net	(8)	(67)
Other liabilities	(13)	(67)
Net cash provided by (used in) operating activities	461	119

Investing Activities
Nuclear decommissioning trust funds investment purchases (Note 6)	(112)	(592)
Nuclear decommissioning trust funds investment sale proceeds (Note 6)	99	581
Property, plant and equipment expenditures (Note 7)	(42)	(18)
Nuclear fuel expenditures (Note 7)	(27)	(46)
Other	10	7
Net cash provided by (used in) investing activities	(72)	(68)

Financing Activities
Revolving credit facility borrowings (Note 10)	500	—
Revolving credit facility repayments (Note 10)	(500)	—
Share repurchases (Note 15)	(100)	(83)
Debt repayments (Note 10)	(7)	(4)
Deferred financing costs	(3)	(9)
Other	(4)	—
Net cash provided by (used in) financing activities	(114)	(96)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	275	(45)
Beginning of period cash and cash equivalents and restricted cash and cash equivalents	752	365
End of period cash and cash equivalents and restricted cash and cash equivalents	$1,027	$320
See Note 16 for supplemental cash flow information.
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Millions of Dollars, except share data)	Common stock shares (a)	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Treasury Stock	Total Equity
December 31, 2025	45,688	$1,709	$(612)	$(4)	$—	$1,093
Net income (loss)	—	—	63	—	—	63
Other comprehensive income (loss)	—	—	—	(7)	—	(7)
Share repurchases	(300)	—	—	—	(101)	(101)
Retirement of treasury stock	—	(12)	(89)	—	101	—
Equity incentive plans	7	25	—	—	—	25
March 31, 2026	45,395	$1,722	$(638)	$(11)	$—	$1,073

December 31, 2024	45,962	$1,725	$(326)	$(12)	$—	$1,387
Net income (loss)	—	—	(135)	—	—	(135)
Other comprehensive income (loss)	—	—	—	2	—	2
Share repurchases	(452)	—	—	—	(85)	(85)
Retirement of treasury stock	—	(18)	(67)	—	85	—
Equity incentive plans	—	11	—	—	—	11
March 31, 2025	45,510	$1,718	$(528)	$(10)	$—	$1,180
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
Summary of Significant Accounting Policies
See Note 1 to the Annual Financial Statements for additional information on significant accounting policies.
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
Open commodity purchase (sales) derivatives range in maturity through 2027. The net notional volumes of commodity derivatives were:

	March 31, 2026 (a)	December 31, 2025 (a)
Power (MWh)	(66,143,342)	(59,634,723)
Natural gas (MMBtu)	189,897,762	169,209,022
Emission allowances (tons)	—	—
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
Open interest rate derivatives range in maturity through 2029. The net notional volumes of open interest rate derivatives were:

	March 31, 2026	December 31, 2025
Interest rate (in millions)	$990	$990
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
Outstanding accounts receivable include those from sales of capacity, generated electricity, and ancillary services through contracts directly with ISOs and RTOs and realized settlements of physical and financial derivative instruments with commodity marketers. Additionally, Talen carries accounts receivable due from joint owners for their portion of operating and capital costs for certain jointly owned facilities that are operated by the Company. The majority of outstanding receivables, which are continually monitored, have customary payment terms. The allowance for doubtful accounts was a non-material amount as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, Talen’s aggregate credit exposure, which excludes the effects of netting arrangements, cash collateral, LCs, and any allowances for doubtful collections, was $767 million and its credit exposure including such netting effects was $42 million. Excluding ISO and RTO counterparties, whose accounts receivable settlements and congestion products are subject to applicable market controls, the ten largest single net credit exposures account for 81% of Talen’s total net credit exposure, which are primarily with entities assigned investment grade credit ratings.

Certain derivative instruments contain credit risk-related contingent features, which may require us to provide cash collateral, LCs, or guarantees from a creditworthy entity if the fair value of a liability eclipses a certain threshold or upon a decline in Talen’s credit rating. The fair values of derivative instruments in a net liability position, and that contain credit risk-related contingent features, were non-material as of March 31, 2026 and December 31, 2025.
Derivative Instrument Presentation
Balance Sheets Presentation. The fair value of derivative instruments presented within assets and liabilities on the Consolidated Balance Sheets were:

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$32	$248	$56	$97
Interest rate contracts	1	2	—	4
Total current derivative instruments	33	250	56	101
Commodity contracts	10	40	4	59
Interest rate contracts	—	9	—	8
Total non-current derivative instruments	$10	$49	$4	$67

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
Effect of Netting. Generally, the right of setoff within master netting arrangements permits the fair value of derivative assets to be offset with derivative liabilities. As an election, derivative assets and derivative liabilities are presented on the Consolidated Balance Sheets with the effect of such permitted netting as of March 31, 2026 and December 31, 2025.
The net amounts of “Derivative instruments” presented as assets and liabilities on the Consolidated Balance Sheets considering the effect of permitted netting and where cash collateral is pledged in accordance with the underlying agreement were:

	Gross Derivative Instruments	Eligible for Offset	Net Derivative Instruments	Collateral (Posted) Received	Net Amounts
March 31, 2026
Assets	$610	$(552)	$58	$(15)	$43
Liabilities	917	(552)	365	(66)	299
December 31, 2025
Assets	$456	$(396)	$60	$—	$60
Liabilities	608	(396)	212	(44)	168

Statements of Operations Presentation. The location and pre-tax effect of “Derivative instruments” presented on the Consolidated Statements of Operations for the periods were:

	Three Months Ended March 31,
	2026	2025
Realized gain (loss) on commodity contracts
Energy revenues (a)	$(327)	$(27)
Fuel and energy purchases (a)	52	24
Unrealized gain (loss) on commodity contracts
Operating revenues (b)	(112)	(241)
Energy expenses (b)	(42)	59
Realized and unrealized gain (loss) on interest rate contracts
Interest expense and other finance charges	2	(13)
__________________
(a)Does not include those derivative instruments that settle through physical delivery.
(b)Presented as “Unrealized gain (loss) on derivative instruments” on the Consolidated Statements of Operations.

3. Revenue
The components of operating revenues for the periods were:

	Three Months Ended March 31,
	2026	2025
Electricity sales and ancillary services, ISO/RTO	$1,336	$582
Capacity revenues	207	49
Physical electricity sales, bilateral contracts, other	25	23
Total revenue from contracts with customers	1,568	654
Realized and unrealized gain (loss) on derivative instruments	(439)	(268)
Other revenue	—	4
Operating revenues	$1,129	$390
Accounts Receivable
“Accounts receivable” presented on the Consolidated Balance Sheets were:

	March 31, 2026	December 31, 2025
Customer accounts receivable	$109	$160
Other accounts receivable	49	36
Accounts receivable	$158	$196
During the three months ended March 31, 2026, and 2025, there were no significant changes in accounts receivable other than normal receivable recognition and collection transactions. See Note 2 for additional information on Talen’s credit risk on the carrying value of its receivables.
Future Performance Obligations
Talen’s estimated future fixed fee performance obligations primarily include capacity volumes awarded, net of capacity repurchases by the Company, through PJM BRAs and incremental PJM capacity auctions. See Note 9 for additional information on the PJM BRAs.
As of March 31, 2026, future performance obligations that were unsatisfied or partially unsatisfied were:

	2026 (a)	2027	2028 (b)	2029 (b)	2030 (b)
Future performance obligations	$762	$1,060	$443	$—	$—
__________________
(a)Estimated for the period from April 1 through December 31, 2026.
(b)As PJM BRAs have not yet occurred for periods after the 2027/2028 PJM Capacity Year, there are no future performance obligations after May 31, 2028.
4. Income Taxes
Effective Tax Rate Reconciliations
The reconciliations of the effective tax rate for the periods were:

	Three Months Ended March 31,
	2026	2025
Income (loss) before income taxes	$81	$(187)
Income tax benefit (expense)	(18)	52
Effective tax rate	22.2%	27.8%
Income tax benefit (expense) computed at the federal income tax statutory tax rate of 21%	(17)	39
Additional tax benefit (expense) due to:
Permanent differences	(3)	6
State income taxes, net of federal benefit	(1)	5
NDT taxes	3	2
Income tax benefit (expense)	$(18)	$52

5. Inventory

	March 31, 2026	December 31, 2025
Coal	$73	$94
Oil products	41	57
Fuel inventory for electric generation	114	151
Materials and supplies, net	128	124
Environmental products	2	3
Inventory, net	$244	$278
6. Nuclear Decommissioning Trust Funds

	March 31, 2026				December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents	$16	$—	$—	$16	$16	$—	$—	$16
Equity securities	388	706	(22)	1,072	385	739	(19)	1,105
Debt securities	780	4	(9)	775	773	7	(3)	777
Receivables (payables), net	6	—	—	6	2	—	—	2
NDT Funds	$1,190	$710	$(31)	$1,869	$1,176	$746	$(22)	$1,900
See Note 11 for additional information on the NDT fair value. There were no available-for-sale debt securities with credit losses as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, there was no intent to sell available-for-sale debt securities with unrealized losses, and it is not more likely than not that each of these investments will be required to be sold before the recovery of its amortized cost. The aggregate fair value of available-for-sale debt securities with unrealized losses as of March 31, 2026 was:

	Fair Value	Unrealized Losses
Corporate debt securities	$198	$(4)
Municipal debt securities	61	(1)
U.S. Government debt securities	271	(4)
Debt securities in unrealized loss position	$530	$(9)
As of March 31, 2026, the aggregate fair value of debt securities whose carrying value was below the purchase price for a duration of one year or longer were $132 million and the unrealized losses related to such securities were non-material.
The contractual maturities for available-for-sale debt securities presented on the Consolidated Balance Sheets were:

	March 31, 2026	December 31, 2025
Maturities within one year	$11	$23
Maturities within two to five years	231	233
Maturities thereafter	533	521
Debt securities, fair value	$775	$777
The sales proceeds, gains, and losses for available-for-sale debt securities for the periods were:

	Three Months Ended March 31,
	2026	2025
Sales proceeds of NDT funds investments (a)	$80	$576
Realized gains	1	3
Realized losses	—	(2)
__________________
(a)Sales proceeds are used to pay income taxes and trust management fees. Remaining proceeds are reinvested in the NDT.

The net unrealized gains and losses recognized associated with equity securities still held at the end of the reporting periods were:

	Three Months Ended March 31,
	2026	2025
Equity securities, unrealized gains (losses)	$(36)	$(24)

7. Property, Plant and Equipment

		March 31, 2026			December 31, 2025
	Estimated Useful Life (years)	Gross Value	Accumulated Depreciation	Carrying Value	Gross Value	Accumulated Depreciation	Carrying Value
Electric generation	3-37	$7,514	$(555)	$6,959	$7,522	$(481)	$7,041
Nuclear fuel	1-6	517	(236)	281	403	(213)	190
Other property and equipment	3-24	67	(12)	55	63	(11)	52
Capitalized software	1-5	10	(5)	5	10	(5)	5
Construction work in progress		199	—	199	258	—	258
Property, plant and equipment, net		$8,307	$(808)	$7,499	$8,256	$(710)	$7,546

The components of “Depreciation, amortization and accretion” presented on the Consolidated Statements of Operations for the periods were:

	Three Months Ended March 31,
	2026	2025
Depreciation expense (a)	$77	$55
Amortization expense (b)	1	5
Accretion expense (c)	14	14
Depreciation, amortization and accretion	$92	$74
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
8. Asset Retirement Obligations and Accrued Environmental Costs
Certain subsidiaries of the Company have legal retirement obligations for the decommissioning and environmental remediation costs associated with our current and former generation sites. Most of these obligations, except remediation of some ash impoundments, are not expected to be paid until several years, or decades, in the future. The Company’s most significant obligations are associated with the: (i) decommissioning of Susquehanna, which the NDT is expected to fund; and (ii) coal ash disposal units of legacy coal-fired generation facilities which, for certain obligations, the Company has posted surety bonds (some of which have been collateralized with LCs). The carrying value of these AROs include assumptions of estimated future retirement and remediation cash expenditures, cost escalation rates, probabilistic cash flow models, and discount rates.
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
As of March 31, 2026, the fair values of certain conditional AROs as a result of the EPA CCR Rule cannot be determined. See Note 9 for additional information on a recent EPA proposal to rescind certain provisions of the EPA CCR Rule.

The carrying value of AROs and accrued environmental costs were:

	March 31, 2026	December 31, 2025
Asset retirement obligations	$522	$514
Accrued environmental costs	20	20
Total asset retirement obligations and accrued environmental costs	542	534
Less: asset retirement obligations and accrued environmental costs due within one year (a)	46	40
Asset retirement obligations and accrued environmental costs due after one year	$496	$494
__________________
(a)Presented as “Other current liabilities” on the Consolidated Balance Sheets.
The changes of the ARO carrying value during the period were:

2026
Carrying value January 1,	$514
Obligations settled	(6)
Accretion expense	14
Carrying value, March 31,	$522
The disaggregation of ARO carrying values on the Consolidated Balance Sheets was:

	March 31, 2026	December 31, 2025
Nuclear (a)	$281	$272
Non-nuclear (b)	241	242
Carrying value	$522	$514
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

Winter Storm Uri Lawsuits. In connection with the sale of Talen’s generating facilities in Texas in May 2024, the Company retained certain potential liabilities relating to claims filed from 2021 onward against its former Texas subsidiaries seeking unspecified damages for alleged losses caused by the defendants’ failure to provide sufficient power to the grid during Winter Storm Uri. The claims also allege similar liability against numerous other power market participants. These cases were transferred to a single multi-district litigation (MDL) court. In January 2023, the MDL court ruled on various motions to dismiss, but denied the motions to dismiss filed by the generator defendants. In December 2023, the Texas First Court of Appeals granted a mandamus petition and instructed the MDL court to grant the motions to dismiss filed by the generator defendants. In early 2025, the plaintiffs filed for mandamus relief in the Texas Supreme Court seeking to overturn the Texas First Court of Appeals. In March 2026, the Texas Supreme Court denied the plaintiffs’ requests. While Talen expects the dismissal ruling to be applied broadly to all Uri cases against Talen’s former subsidiaries, the cases remain pending at this time. If the cases are not dismissed, Talen’s maximum potential damages for claims filed prior to the restructuring are expressly limited by Talen’s plan of reorganization to payments from Talen’s insurers. However, claims filed after the restructuring by plaintiffs who did not receive effective notice of the restructuring, if any, may not be subject to the limitations in the plan. Talen cannot predict the effect of an adverse outcome for any such claims.
See Note 9 to the Annual Financial Statements for certain other active legal matters.
Regulatory Matters
We are subject to regulation by federal and state agencies and other bodies that exercise regulatory authority in the various regions where we conduct business, including but not limited to the FERC; the DOE; the NRC; the North American Energy Reliability Corporation (“NERC”); the Federal Communications Commission; and state public utility commissions. In addition, the RTOs and ISOs in the regions in which we conduct business inherently have complex rules that are intended to balance the interests of market stakeholders. Proposed market structure modifications may lead to disputes among stakeholders that might not be resolved for a period of time as a result of regulatory and (or) legal proceedings. Accordingly, we are subject to uncertainty with respect to: (i) new or amended regulations issued by regulatory agencies; and (ii) changes in market design, tariff structure, capacity auctions, and (or) pricing rules.
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
In December 2024, the Pennsylvania Governor filed a complaint against PJM at the FERC to address alleged elevated costs to consumers from the PJM capacity market in the 2026/2027 and 2027/2028 PJM Capacity Years and proposed, among other things, a lower capacity price cap. As a result of a subsequent agreement between the Commonwealth of Pennsylvania and PJM that resolved the Governor’s complaint, the Governor withdrew the complaint in February 2025. In April 2025, the FERC accepted PJM’s proposals reflecting its agreement with the Commonwealth of Pennsylvania. As a result, the PJM BRA imposed a price collar with an approximate minimum and maximum price of $175/MWd and $325/MWd, respectively, which was effective for the 2026/2027 and 2027/2028 PJM BRAs. In April 2026, the FERC approved the extension of the same price collar framework for the 2028/2029 and 2029/2030 PJM Capacity Years.

In February 2025, the FERC initiated a technical conference docket to consider broad resource adequacy issues across all RTOs, with the initial proceedings taking place in June 2025. The Company has intervened in the new technical conference docket and is closely monitoring those proceedings.
Brandon Shores and H.A. Wagner RMR Agreements. In May 2025, the FERC approved each of the Brandon Shores and H.A. Wagner RMR agreements, under which: (i) Talen will operate the generation facilities in accordance with such arrangements from June 1, 2025 through May 31, 2029, or until such time as the necessary third-party transmission upgrades are placed into service; (ii) Brandon Shores will earn annual fixed-cost payments of $145 million ($312/MWd), inclusive of a $5 million per year unit performance “hold back;” (iii) H.A. Wagner will earn annual fixed-cost payments of $35 million ($137/MWd), inclusive of a $2.5 million per year unit performance “hold back;” and (iv) each facility will receive separate reimbursement for variable costs and approved project investments. In August 2025, the Maryland Office of People’s Counsel filed an appeal of the FERC’s order approving the Brandon Shores and H.A. Wagner RMR agreements. Talen has intervened in that proceeding and plans to participate.
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
In January 2026, the National Energy Dominance Council (“NEDC”) and the Governors from each of the 13 states in PJM issued a “Statement of Principles” for PJM. Among other things, the statement calls for PJM to conduct a reliability backstop auction for new baseload capacity with 15-year contracts by September 2026. It also urged PJM to extend the existing price collar for the next two BRAs. Hours after the NEDC/Governors’ principles were released, the PJM Board of Managers issued a Board Decisional Letter — the final step in the Large Load Addition CIFP process. The Board’s Decisional Letter adopted specific elements of various proposals, including load forecasting improvements, voluntary bring your own generation paired with an expedited interconnection track, a holistic review in the coming year of investment incentives in PJM’s markets, and immediate initiation of a reliability backstop procurement.
PJM Reliability Backstop Procurement. In February 2026, PJM launched a series of workshops to develop a proposal for a reliability backstop procurement, a one-time, transitional procurement of capacity to begin to address the expected future load growth in the PJM region. As with the CIFP process, the Company is actively participating and presented a joint proposal with a cross-sector coalition. In April 2026, PJM staff presented its proposal for a two-phase reliability backstop procurement. The first phase, which would run from September 2026 to March 2027, entails PJM acting as a “matchmaker” for bilateral contracts; the second phase, which would not commence until March 2027, is a centralized procurement. Additional workshops to receive feedback on the proposal and receive alternative proposals are scheduled in May. PJM anticipates it will make a filing at FERC in June 2026.

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
EPA CSAPR and Nitrogen Oxides (“NOx”) Requirements. Coal-fired generation facilities, including those in which Talen has ownership, have been the subject of EPA regulations and efforts by certain states and other parties to strengthen applicable NOx emission limits under the Clean Air Act. In 2015, the EPA revised the 8-hour ozone National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion (the “EPA 2015 Ozone Standard”). This action triggered updates to state-specific compliance requirements as well as provisions that are intended to limit cross-state emissions. In June 2023, the EPA published a rule in connection with the EPA 2015 Ozone Standard updating the EPA CSAPR ozone season NOx allowance trading program for 2023 and beyond (the “Good Neighbor Plan”). Talen’s facilities in Maryland and Pennsylvania were subject to the new rule; however, the entire rule was challenged by multiple parties, and subsequently the Good Neighbor Plan was stayed in its entirety by the U.S. Supreme Court in June 2024 pending a complete review of the rule by the D.C. Circuit Court of Appeals. In November 2024, the EPA issued an interim final rule indicating it plans to provide NOx allocations and budgets from the previously applicable and less restrictive Revised CSAPR Update Rule until the Good Neighbor Plan matter is resolved. After initially denying the EPA’s request in February 2025, the D.C. Circuit Court of Appeals in April 2025, granted the EPA’s motion requesting the Good Neighbor Plan litigation be held in abeyance pending the EPA’s review of the stayed rule and further orders by the court. As a result, future implementation and enforcement of the Good Neighbor Plan has continued to be uncertain.
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

EPA MATS Rule. In May 2024, the EPA published a rule that requires coal-fired generation facilities to reduce particulate matter emissions by the middle of 2027 (or 2028, if an extension is approved) (the “2024 EPA MATS Rule”). Challenges to the 2024 EPA MATS Rule were filed in the D.C. Circuit Court of Appeals, including by Talen and 23 states. The appeal on the merits of the 2024 rule remains pending in the D.C. Circuit Court of Appeals, but the litigation has been held in abeyance since February 2025, while the EPA reconsidered the rule. In February 2026, the EPA completed its reconsideration and issued a final rule repealing the lower particulate matter standards set in the 2024 amendments and reverting to particulate matter standards promulgated in the 2012 EPA MATS Rule (the “MATS Repeal Rule”). In March 2026, environmental groups challenged the MATS Repeal Rule in the D.C. Circuit Court of Appeals. Talen filed a motion to intervene in the MATS Repeal Rule litigation in April 2026. The D.C. Circuit Court of Appeals issued an order holding the challenge to the 2024 EPA MATS Rule in abeyance until the litigation over EPA’s MATS Repeal Rule is fully resolved. No assurance can be provided as to whether the MATS Repeal Rule will survive judicial challenge and when such challenges will be resolved. Colstrip was not expected to meet the 2024 particulate matter standard without substantial upgrades to its control equipment. As a result, if the MATS Repeal Rule is vacated by a court or reconsidered by the EPA in the future, Talen Montana and the other Colstrip co-owners may face the decision either to invest in new cost-prohibitive control equipment or retire the Colstrip facility. Such a decision must be evaluated in conjunction with other compliance requirements.

In April 2025, President Trump granted Colstrip a two-year exemption from compliance obligations of the 2024 EPA MATS Rule via Section 112(i)(4) of the Clean Air Act. Environmental groups filed separate lawsuits in the D.C. Circuit Court of Appeals and the U.S. District Court for D.C., challenging the presidential exemptions issued to Colstrip and other fossil fuel-fired power plants. On August 5, 2025, the EPA filed a motion in each case requesting the courts hold the litigation in abeyance for six months pending the EPA’s efforts to repeal the 2024 EPA MATS Rule. Talen filed motions to intervene in both cases on August 8, 2025. On September 3, 2025, the U.S. District Court for D.C. granted the EPA’s motion to hold the case in abeyance for six months and also granted Talen’s motion to intervene. Plaintiffs filed a motion asking the court to reconsider its decision to hold the case in abeyance. The U.S. District Court for D.C. denied that motion in November 2025. The D.C. Circuit Court of Appeals granted the EPA’s motion for an abeyance and Talen’s motion to intervene in October 2025. In March 2026, the U.S. District Court for D.C. granted plaintiffs’ motion to hold the case in abeyance until the litigation over EPA’s MATS Repeal Rule is fully resolved. It is expected that a similar motion will be filed in the D.C. Circuit. The Company could be forced to make operating decisions about the future of Colstrip before clarity is obtained on legal challenges regarding the MATS Repeal Rule and the presidential exemption litigation.
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
The D.C. Circuit Court of Appeals has held the litigation in abeyance since February 2025 to allow the EPA to reconsider the rule. No assurance can be provided as to when the challenges to the EPA GHG Rule will be resolved or whether such challenges will be resolved in the Company’s favor. In June 2025, the EPA released a proposed rule to repeal all GHG emission standards for fossil fuel-fired power plants. As an alternative, the EPA is proposing a narrow repeal of GHG standards, which would eliminate all emissions guidelines and standards for existing power plants and the Phase 2 GHG emissions standards that would apply to new combustion turbines beginning in 2032. Under the alternative proposal, Phase 1 GHG emissions standards applicable to new and reconstructed baseload fossil fuel-fired stationary combustion turbines would be retained. The public comment period on the proposal expired in August 2025. No assurance can be provided as to whether the rule will be finalized and whether a final rule will survive judicial challenge. The EPA has also in the past stated its intent to develop GHG regulations for existing natural gas combustion turbines; however, no rule has been proposed, and no recent statements have been made. Operating decisions about the future of Colstrip are highly dependent on the fate of the EPA GHG Rule as well as the EPA MATS Rule. Given the legal and regulatory uncertainties with both rules, it is possible the Company will be required to make decisions about Colstrip’s future before it has clarity about the outcome of litigation and (or) the EPA’s regulations.
GHG Endangerment Finding. In February 2026, the EPA issued a final rule rescinding its 2009 finding that GHG emissions endanger public health and welfare and repealing all GHG emissions standards for light-, medium-, and heavy-duty vehicles and engines. The EPA made the 2009 endangerment finding in order to promulgate GHG emission standards for new motor vehicles under Section 202(a) of the Clean Air Act and has subsequently relied on this finding as a basis to regulate other sources of GHGs. In the final rule, EPA states it must rescind the endangerment finding because it lacks the statutory authority to regulate GHG emissions from vehicles in response to global climate changes concerns. The EPA does not explicitly state how the rescission impacts its authority to regulate GHG emissions from stationary sources. However, the final rule acknowledges that EPA has relied on the endangerment finding “to extend the GHG regulatory program to new and existing stationary source performance standards and guidelines for power plants under CAA section 111.” Citizen groups, states, municipalities and cities have challenged the final rule in the D.C. Circuit Court of Appeals. No assurance can be provided as to whether the rule will survive judicial challenge.
NSPS for Stationary Combustion Turbines. In January 2026, the EPA finalized a rule revising new source performance standards (“NSPS”) for stationary combustion turbines. The final rule establishes NOx emission standards for various combustion turbine sizes, retains existing SO2 standards and establishes design efficiency subcategories and utilization requirements. The final rule applies to combustion turbines that commenced construction, modification, or reconstruction after December 13, 2024. As a result, the rule could impact certain, newer generating assets of the Company or development projects. In March 2026, environmental groups challenged the final rule in the D.C. Circuit Court of Appeals and separately filed with the EPA a petition for administrative reconsideration. Talen is a member of an ad hoc industry coalition that filed a motion to intervene in the case in April 2026. No assurance can be provided as to when the challenges to the final NSPS will be resolved or whether such challenges will be resolved in the Company’s favor.

Pennsylvania RGGI. In October 2019, the then-Governor of Pennsylvania signed an executive order directing the Pennsylvania Department of Environmental Protection (the “PADEP”) to draft regulations establishing a cap-and-trade program with the intent of enabling Pennsylvania to join the RGGI, a multi-state regional cap-and-trade program comprised of several Eastern U.S. states. In April 2022, Pennsylvania entered the RGGI program, with compliance set to begin on July 1, 2022. However, in November 2023, the Commonwealth Court of Pennsylvania ruled RGGI was an invalid tax and voided the rulemaking. The PADEP appealed this decision to the Pennsylvania Supreme Court and filed notice with the court that the RGGI program would not be implemented while the appeal is pending. In July 2024, the Pennsylvania Supreme Court permitted certain non-profit environmental groups to intervene in the case. Oral argument in the case took place in May 2025. In November 2025, the Pennsylvania legislature passed a budget that included provisions requiring Pennsylvania to withdraw from RGGI. As a result, the PADEP filed an application to the Pennsylvania Supreme Court requesting to discontinue its appeal. The Pennsylvania Supreme Court granted the application and dismissed the case in January 2026.
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
Multiple challenges, including stay requests, to the EPA ELG Rule have been filed in various U.S. Courts of Appeal by parties that include 15 states, environmental groups, and industry groups, including the Utility Water Act Group (“UWAG”), of which Talen is a member. The appeals have been consolidated in the U.S. Court of Appeals for the Eighth Circuit, which denied requests to stay the rule in October 2024. At the EPA’s request, the Eighth Circuit has held the consolidated challenges in abeyance since February 2025 to allow the EPA to reconsider the rule. In March 2025, the EPA announced that it will revise the EPA ELG Rule as part of its deregulation agenda while considering immediate relief from some of the existing leachate requirements. In June 2025, the EPA announced that it will issue a proposal in 2025 to extend compliance deadlines under the 2024 EPA ELG Rule and seek information to potentially inform further rulemaking. In September 2025, the EPA issued a direct final rule extending a short-term deadline and a companion proposal extending many compliance deadlines for the 2024 EPA ELG Rule and providing some flexibility relating to some deadlines in the 2020 ELG Rule. In November 2025, the EPA issued a notice withdrawing the direct final rule due to the receipt of adverse comments. The EPA finalized its proposal in December 2025. Among other things, the final rule extends zero-discharge compliance deadlines established in the 2024 EPA ELG Rule by five years from December 31, 2029 to December 31, 2034. The extension rule has been legally challenged by environmental groups. These challenges have been consolidated in the U.S. Court of Appeals for the Second Circuit and UWAG’s motion to intervene in the consolidated litigation was granted in March 2026. In the final rule, the EPA also stated it is considering further rulemaking to revise the regulatory standards in the 2024 EPA ELG Rule. No assurance can be provided as to when the challenges to the EPA ELG Rule merits will be resolved or whether such changes and challenges will be resolved in the Company’s favor.
EPA CCR Rule. In April 2015, the EPA established regulations under the RCRA to identify CCRs as nonhazardous solid waste and provided CCR management and siting requirements. The 2015 rule was modified in 2020 after a 2018 D.C. Circuit Court of Appeals ruling found that, among other things, the EPA did not adequately regulate unlined impoundments. In its 2020 rulemaking, the EPA specified procedures for owners to extend the operating timeline of certain unlined impoundments. Talen submitted an extension request under this process for an unlined impoundment at Montour, which was withdrawn in December 2024, following the end of basin operations and the initiation of basin closure. The 2018 D.C. Circuit Court of Appeals ruling also found that the EPA did not properly address legacy surface impoundments in the 2015 CCR rule. As a result of the finding, in May 2024, the EPA finalized additional federal CCR regulations effective in November 2024 (the “Legacy CCR Rule”), which provided new requirements for legacy CCR surface impoundments and new requirements for other CCR disposal and management areas at active power plants (“CCRMUs”). This rule has been challenged in the D.C. Circuit Court of Appeals by multiple parties, including two industry groups of which Talen is a member. In December 2024, the U.S. Supreme Court denied a requested stay of the Legacy CCR Rule. At the EPA’s request, the D.C. Circuit Court of Appeals has held the case in abeyance since February 2025 to allow the EPA to reconsider the rule. Additionally, the EPA is being challenged by other industry parties on new regulatory interpretations that could be consequential to CCR unit closure practices and costs.

In March 2025, the EPA announced that it will prioritize the coal ash program by expediting state permit reviews. The EPA has also announced it will reform the EPA CCR Rule and provided in the Legacy CCR Rule litigation proceeding that EPA CCR Rule reforms will be completed in 2026. As an initial reform step, in February 2026, the EPA issued a final rule extending compliance deadlines for elements in the Legacy CCR Rule, including required applicability assessments, the initiation of new groundwater monitoring detection, and the initiation of unit closure. In April 2026, the EPA issued a proposal to amend various provisions in the CCR regulations. Among other things, the EPA proposes to rescind all requirements for CCRMUs, restore the categorical exemption for onsite beneficial use of CCR, and allow for site-specific flexibilities for closures of CCR units through a CCR permitting program. EPA is accepting comments on the proposal until June 12, 2026. No assurance can be provided as to when and how federal CCR regulations will change further, when the legal challenges to the Legacy CCR Rule will be resolved, how the EPA’s interpretations or further EPA CCR Rule reforms will be resolved, or whether such challenges will be decided in the Company’s favor.
Talen continues to review the Legacy CCR Rule provisions that went into effect in 2024, perform the required applicability assessments, and await additional EPA CCR Rule reforms. As a result of the EPA’s February 2026 CCRMU Extension Rule, initial facility evaluation reports to identify CCR areas which may become regulated and subject to the rule’s requirements are now due in February 2027. Following that, site investigation may be required to further investigate applicability, and a subsequent facility report is due in February 2028. The Company has initiated reviews under the facility evaluation report requirements at locations with ash impoundments that have long since ceased coal operations as well as at locations with current coal operations to meet these deadlines. No assurance can be provided as to whether any specific ash impoundments owned by the Company may or may not be within scope of the updated Legacy CCR Rule until the Company completes its assessments within the regulatory timeframe.
As of March 31, 2026, the Company has recognized cost estimates in complying with the Legacy CCR Rule’s initial compliance requirements and deadlines, including the initial groundwater monitoring requirements. The Company does not yet have sufficient information available to estimate costs for the future compliance obligations under the rule. As the Company continues its applicability evaluations and site assessments to determine the scope of work on its properties imposed by the new rule, additional new AROs and (or) revisions could be required. It is expected estimates will be available, under the timeline provided for by the regulations, as described above, at the completion of the initial facility evaluation reports or at the completion of a subsequent site investigation. Such AROs or ARO changes could be material and, as a result, may have a material impact on Talen’s operations and (or) financial condition.
Certain Resolved Matters
See Note 9 to the Annual Financial Statements for certain legal matters previously resolved.
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
Surety Bonds. Surety bonds provide financial performance assurance to third parties on behalf of certain Company subsidiaries for obligations including but not limited to environmental obligations and AROs. In the event of nonperformance by the applicable subsidiary, the beneficiary would make a claim to the surety, and the Company would be required to reimburse any payment by the surety. Talen’s liability with respect to any particular surety bond is released once the obligations secured by the surety bond are performed. Surety bond providers generally have the right to request additional collateral or request that such bonds be replaced by alternate surety providers. As of March 31, 2026 and December 31, 2025, the aggregate amount of surety bonds outstanding was $211 million and $228 million, respectively, including surety bonds posted on behalf of Talen Montana as discussed below.
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
The aggregate amount of surety bonds posted to the MDEQ on behalf of Talen Montana’s proportionate share of such activities was $103 million and $114 million as of March 31, 2026 and December 31, 2025, respectively. Talen Montana’s surety bond requirements may increase due to scope changes, cost revisions, and (or) other factors when the MDEQ conducts annual reviews of approved remediation and closure plans as required under the Colstrip AOC. The surety bond requirements are expected to decrease as Colstrip’s coal ash impoundments remediation and closure activities are completed. See Note 8 for additional information on Colstrip AROs.

10. Long-Term Debt and Other Credit Facilities
TES is the borrower/issuer under all the Company’s debt and credit facilities. As of March 31, 2026, TES was not in default under any of its debt or credit agreements.
Long-Term Debt

	Interest Rate (a)	March 31, 2026	December 31, 2025
TLB-1	6.15%	$846	$848
TLB-2	6.15%	839	842
TLB-3	5.67%	1,197	1,200
Secured Notes	8.63%	1,200	1,200
2034 Unsecured Notes	6.25%	1,400	1,400
2036 Unsecured Notes	6.50%	1,290	1,290
PEDFA 2009B Bonds	5.25%	50	50
PEDFA 2009C Bonds	5.25%	81	81
Total principal		6,903	6,911
Unamortized deferred financing costs and original issuance discounts		(96)	(100)
Total carrying value		6,807	6,811
Less: long-term debt, due within one year		29	29
Long-term debt		$6,778	$6,782
__________________
(a)Computed interest rate as of March 31, 2026.
Revolving Credit and Other Facilities

		March 31, 2026				December 31, 2025
	Maturity	Committed Capacity (a)	Direct Cash Borrowings	LCs Issued	Unused Capacity	Direct Cash Borrowings	LCs Issued	Unused Capacity
RCF	December 2029	$900	$—	$—	$900	$—	$—	$900
LCF	December 2027	1,100	—	445	655	—	448	652
Total		$2,000	$—	$445	$1,555	$—	$448	$1,552
__________________
(a)RCF committed capacity can be used for direct cash borrowings and (or) LCs. Direct cash borrowings are not permitted under the LCF, which can only be used for LCs.
Financing Transactions
Unsecured Notes due 2031 and 2033. In April 2026, TES issued in private placement transactions not involving a public offering, and each at par: (i) $1.5 billion in aggregate principal amount of 6.125% Senior Unsecured Notes due 2031, with interest payable on May 1 and November 1 of each year, and (ii) $2.5 billion in aggregate principal amount of 6.375% Senior Unsecured Notes due 2033, with interest payable on May 1 and November 1 of each year. We intend to use the net proceeds from the issuance and sale of the Unsecured Notes due 2031 and 2033 to fund the cash portion of the Cornerstone Acquisition and we have used a portion of the net proceeds to redeem the Company’s outstanding Secured Notes.
The Unsecured Notes due 2031 and 2033 are subject to customary negative covenants, including but not limited to, certain limitations on incurrence of liens and transactions involving the Susquehanna assets, but do not contain any financial covenants. The Unsecured Notes due 2031 and 2033 also contain customary affirmative covenants, events of default, and remedies (including acceleration) and are subject to mandatory redemption provisions in the event that the Cornerstone Acquisition is not completed pursuant to the note purchase agreement. In the event that the Cornerstone Acquisition has not been consummated by January 15, 2027 (or, to the extent such date is automatically extended pursuant to the terms of the Cornerstone Merger Agreement, July 15, 2027), $1.05 billion in aggregate principal amount of the Unsecured Notes due 2031 and $1.75 billion in aggregate principal amount of the Unsecured Notes due 2033 will be redeemed, in each case, at a price equal to 100% of the issue price, plus accrued and unpaid interest.
Secured Notes. In April 2026, TES redeemed in full, the Company’s outstanding Secured Notes in aggregate principal amount of $1.2 billion, using a portion of the net proceeds of the Unsecured Notes due 2031 and 2033. In connection with the redemption, approximately $60 million of expenses are expected to be incurred, primarily consisting of a make-whole payment and derecognition of capitalized deferred finance costs.

Credit Facility Transactions. Also in April 2026, TES undertook the following financing transactions that are expected to become effective concurrently with the closing of the Cornerstone Acquisition: (i) received commitments to increase its existing RCF (including its revolving LC capacity) from $900 million to $1.35 billion; and (ii) received commitments to upsize its existing $1.1 billion LCF to $1.5 billion and extend the maturity from December 2027 to December 2029.
See Note 17 for additional information on the financing transactions and the Cornerstone Acquisition.
Other Material Terms; Security Interests
See Note 13 to the Annual Financial Statements for a description of the other material terms of the obligations outlined above and for additional information on the security interests and guarantees supporting these obligations. In addition to the obligations outlined under “Long-Term Debt” and “Revolving Credit and Other Facilities” above, secured obligations included approximately $343 million under Secured ISDAs as of March 31, 2026.
11. Fair Value
Recurring Fair Value Measurements
Financial assets and liabilities reported at fair value on a recurring basis primarily include energy commodity derivatives, interest rate derivatives, and investments held within the NDT. See Note 1 to the Annual Financial Statements for additional descriptions on fair value levels.
The classifications of recurring fair value measurements within the fair value hierarchy were:

	March 31, 2026					December 31, 2025
	Level 1	Level 2	NAV	Netting (a)	Total	Level 1	Level 2	NAV	Netting (a)	Total
Assets
Cash equivalents	$—	$—	$16	$—	$16	$—	$—	$16	$—	$16
Equity securities (b)	838	—	234	—	1,072	871	—	234	—	1,105
U.S. government debt securities	264	120	—	—	384	297	102	—	—	399
Municipal debt securities	—	97	—	—	97	—	101	—	—	101
Corporate debt securities	—	294	—	—	294	—	277	—	—	277
Receivables (payables), net (c)	—	—	—	—	6	—	—	—	—	2
NDT funds	1,102	511	250	—	1,869	1,168	480	250	—	1,900

Commodity derivatives	514	95	—	(567)	42	361	95	—	(396)	60
Interest rate derivatives	—	1	—	—	1	—	—	—	—	—
Total assets	$1,616	$607	$250	$(567)	$1,912	$1,529	$575	$250	$(396)	$1,960

Liabilities
Commodity derivatives	$591	$315	$—	$(618)	$288	$407	$189	$—	$(440)	$156
Interest rate derivatives	—	11	—	—	11	—	12	—	—	12
Total liabilities	$591	$326	$—	$(618)	$299	$407	$201	$—	$(440)	$168
__________________
(a)Amounts represent netting pursuant to master netting arrangements and cash collateral held or placed with the same counterparty.
(b)Includes fixed income funds and real estate investment trusts.
(c)Represents: (i) interest and dividends earned but not received; and (ii) net sold or purchased investments, but not settled.
There were no recurring fair value measurements classified as Level 3 as of March 31, 2026 and December 31, 2025.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements related to impairments of long-lived assets during the three months ended March 31, 2026 and 2025.

Reported Fair Value
The carrying value of certain financial assets and liabilities on the Consolidated Balance Sheets, including “Cash and cash equivalents,” “Restricted cash and cash equivalents,” “Accounts receivable,” and “Accounts payable and other accrued liabilities” approximate fair value.
The carrying value and fair value of indebtedness presented on the Consolidated Balance Sheets were:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (a)	$6,807	$6,970	$6,811	$7,069
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
The components of net periodic benefit costs for the periods were:

	Three Months Ended March 31,
	2026	2025
Postretirement benefits service cost (a)	$1	$1

Postretirement benefit (gain) loss
Interest cost	$16	$17
Expected return on plan assets	(19)	(19)
Amortization of:
Postretirement prior service cost (credit)	(1)	(1)
Postretirement benefit (gain) loss, net (b)	$(4)	$(3)

Net periodic defined benefit cost (credit)	$(3)	$(2)
_____________
(a)Activity presented as “Operation, maintenance and development” on the Consolidated Statements of Operations.
(b)Activity presented as “Other non-operating income (expense), net” on the Consolidated Statements of Operations.
Talen Montana Pension Plan
The Talen Montana defined benefit pension plan was frozen as of April 30, 2026, and participants ceased accruing additional benefits.
13. Stock-Based Compensation
In June 2023, TEC began granting performance stock units (“PSUs”) and restricted stock units (“RSUs”) to certain employees and non-employee directors under the Company’s 2023 Equity Incentive Plan (the “Equity Plan”). The aggregate number of shares authorized for issuance under the Equity Plan is 7,083,461 shares of common stock.
Performance Stock Units
PSUs have two or three-year cliff vesting schedules or vest upon consummation of a change in control event based on the satisfaction of a continued employment condition and the achievement of certain market conditions over a performance period. Participants will be awarded additional PSUs if market conditions exceed targets at the time of vesting. If the Company declares any cash dividends while the PSUs are outstanding, participants will be credited a dividend, payable at the time of vesting, based on the number of shares of common stock underlying the PSUs.

Changes in non-vested PSUs during the three months ended March 31, 2026 were:

	Liability-Classified PSUs (a)	Equity-Classified PSUs	Total PSUs	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	569,477	488,857	1,058,334	$147.45
Granted	—	145,911	145,911	2,045.20
Non-vested as of March 31, 2026 (b)	569,477	634,768	1,204,245	$583.67
_____________
(a)See description of liability-classified awards below.
(b)Represents the target number of PSUs. Subject to the PSU award agreements, the actual amount of PSUs earned by participants at vesting can range from 0% to 200% of the target number of PSUs based on the Company’s stock price performance. In addition, certain of the PSUs are eligible to earn an additional amount of Talen shares based on the incremental Company stock price performance in excess of the PSU targets. Assuming all non-vested PSUs vested on March 31, 2026 at the then current share price of the Company’s common stock the aggregate non-vested PSUs would be 1,405,355.
The fair value of PSUs is determined using a Monte Carlo valuation methodology based on the fair value of the underlying stock price at the grant date. Significant inputs and assumptions used in the valuations of PSUs were:

Three Months Ended March 31, 2026
Volatility (a)	40% - 50%
Expected term (in years)	2 - 3
Risk-free rate (b)	3.45% - 3.49%
__________________
(a)     Derived from an option pricing method based on the average asset volatility of peer companies and the Company’s leverage ratio.
(b)     Based on the U.S. constant maturity treasury rate with a term matching the expected time to the end of the performance measurement period.
Restricted Stock Units
RSUs have two or three-year ratable or two-year cliff vesting schedules beginning on the grant date, with restrictions on transferring settled shares prior to the final scheduled vesting date for the two and three-year awards. The fair value of RSUs granted is based on the closing price of TEC common stock on the grant date.
Changes in non-vested RSUs during the three months ended March 31, 2026 were:

	Liability-Classified RSUs (a)	Equity-Classified RSUs	Total RSUs	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	169,642	171,011	340,653	$106.18
Granted	—	75,687	75,687	391.43
Non-vested as of March 31, 2026	169,642	246,698	416,340	$193.70
_____________
(a)See description of liability-classified awards below.
Liability-classified Awards
PSU and RSU awards of certain executive officers that are scheduled to vest in 2026 will be partially settled in cash. Generally, the cash settlement amount will equal up to 60% of the net after-tax value on the vesting date of each such award. However, the cash settlement amount is subject to a cap. Additionally, it is expected that non-employee directors could elect to net-settle a portion of their vested PSUs and RSUs for the payment of income taxes. The portion of each employee’s applicable awards that are expected to be settled in cash and all non-employee director awards are presented as “Stock-based compensation liabilities” on the Consolidated Balance Sheets and had a carrying value of $477 million, measured based on the closing share price of TEC common stock of $319.23 as of March 31, 2026.

Stock-based Compensation Expense
Stock-based compensation expense presented as “General and administrative” on the Consolidated Statement of Operations was:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense (benefit), net, liability-classified awards	$(24)	$—
Stock-based compensation expense (benefit), net, equity-classified awards	23	11
Income tax benefit	—	(3)
After-tax stock-based compensation expense (benefit), net	$(1)	$8
Unrecognized stock-based compensation expense and related periods of recognition as of March 31, 2026 were:

	PSUs		RSUs
	Equity-Classified	Liability-Classified	Equity-Classified	Liability-Classified
Unrecognized stock-based compensation expense (a)	$313	$19	$34	$3
Weighted-average period of recognition (in years)	0.8	0.1	1.0	0.2
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

	Three Months Ended March 31,
	2026	2025
Numerator: (Millions of Dollars)
Net Income (Loss)	$63	$(135)

Denominator: (Thousands)
Weighted-Average Number of Common Shares Outstanding - Basic	45,612	45,849
Restricted stock units	186	—
Performance stock units	1,633	—
Weighted-Average Number of Common Shares Outstanding - Diluted	47,431	45,849

Earnings per Share - Basic	$1.38	$(2.94)
Earnings per Share - Diluted	1.33	(2.94)
Diluted EPS for the three months ended March 31, 2026 excluded (i) 145,911 PSUs because their performance targets were not met as of March 31, 2026; and (ii) 3,142 PSUs and 1,610 RSUs due to their anti-dilutive nature. As there was a Net Loss for the three months ended March 31, 2025, the computation of diluted EPS excludes 486,688 RSUs and 2,109,479 PSUs.
15. Stockholders’ Equity
Share Repurchase Program
In September 2025, the Board of Directors approved an increase in the existing capacity of the Company’s SRP from $995 million to $2 billion and extended the expiration date from December 31, 2026 to December 31, 2028. These changes to the SRP became effective in November 2025 upon the completion of the Freedom and Guernsey Acquisitions. The remaining capacity under the SRP as of March 31, 2026 was $1.9 billion.

As of March 31, 2026, the Company has repurchased approximately 24% of TEC’s outstanding shares of common stock since their issuance in May 2023 for an aggregate $2.1 billion, exclusive of transaction costs and excise taxes.
Summary of activity under the SRP:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Number of Shares	Share Price (a)	Total Amount	Number of Shares	Share Price (a)	Total Amount
Share repurchases	300,000	$336.42	$101	452,130	$186.24	$85
Share retirements	(300,000)	336.42	(101)	(452,130)	186.24	(85)
__________________
(a)Weighted average price per share, including transaction costs and excise taxes.
As of March 31, 2026, all repurchased shares have been retired. See Note 1 to the Annual Financial Statements for the accounting policy related to treasury stock and retirement of treasury stock.
Accumulated Other Comprehensive Income
Changes in AOCI for the periods were:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$(4)	$(12)
Gains (losses) arising during the period	(9)	6
Reclassifications to Consolidated Statements of Operations	(2)	(2)
Income tax benefit (expense)	4	(2)
Other comprehensive income (loss)	(7)	2
Accumulated other comprehensive income (loss)	$(11)	$(10)

The components of AOCI, net of tax, as of March 31, were:

	Three Months Ended March 31,
	2026	2025
Available-for-sale securities unrealized gain (loss), net	$(4)	$—
Postretirement benefit prior service credits (costs), net	11	13
Postretirement benefit actuarial gain (loss), net	(18)	(23)
Accumulated other comprehensive income (loss)	$(11)	$(10)
Reclassification adjustments from AOCI to the Consolidated Statements of Operations were non-material amounts for the three months ended March 31, 2026 and 2025.
The postretirement obligations components of AOCI are not presented in their entirety on the Consolidated Statements of Operations during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits). See Note 12 for additional information.

16. Supplemental Cash Flow Information
Supplemental information for the Consolidated Statements of Cash Flows for the periods was:

	Three Months Ended March 31,
	2026	2025
Cash paid (received) during the period
Interest and other finance charges, net of capitalized interest (a)	$52	$23
Income taxes, net	(4)	19

Unrealized (gain) loss on derivative instruments included on the Statements of Cash Flows
Commodity contracts	$154	$182
Interest rate swap contracts (interest expense)	(2)	14
Unrealized (gain) loss on derivative instruments	$152	$196

Depreciation, amortization and accretion included on the Statements of Cash Flows
Depreciation, amortization and accretion	$92	$74
Amortization of acquired fuel supply contract liabilities	(29)	—
Other	3	(2)
Depreciation, amortization and accretion	$66	$72

Reconciliation of other non-cash operating activities
Derivative option premium amortization	$5	$31
Other	(1)	(5)
Total	$4	$26

Non-cash investing activities
Accrued PP&E additions not paid at period end	$15	$12
__________________
(a)Capitalized interest was non-material for the three months ended March 31, 2026 and 2025.
Cash and Restricted Cash
The following table provides a reconciliation of “Cash and cash equivalents” and “Restricted cash and cash equivalents” presented on the Consolidated Balance Sheets to such amounts shown on the Consolidated Statements of Cash Flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,025	$689
Restricted cash and cash equivalents (a)	2	63
Total	$1,027	$752
__________________
(a)Comprised of commodity exchange margin deposits.

17. Acquisitions and Divestitures
2026 Pending Acquisition
Cornerstone Acquisition. In January 2026, the Company entered into the Cornerstone Merger Agreement with affiliates of Energy Capital Partners to purchase (i) the Lawrenceburg Power Plant, a 1,120 MW natural gas fired combined cycle generation located in Lawrenceburg, Indiana, (ii) the Waterford Energy Center, a 875 MW natural gas fired combined cycle generation plant located in Waterford Township, Ohio; and (iii) the Darby Generating Station, a 456 MW natural gas combustion turbine plant located in Mount Sterling, Ohio, for a price of $3.45 billion, consisting of $2.55 billion in cash, subject to working capital and other customary adjustments, and 2,400,000 shares of TEC common stock, valued at approximately $900 million at the time of entry into the Cornerstone Merger Agreement. The final value of the equity portion of the transaction price will be based on the value of Talen common stock at the close of the transaction. The cash portion of the purchase price will be funded from the proceeds of the Unsecured Notes due 2031 and 2033 which were issued in April 2026. The Cornerstone Acquisition will substantially expand Talen’s presence in the western PJM market and add additional efficient baseload generation assets to its fleet.
The transaction is expected to close early in the second half of 2026 and is subject to the satisfaction of customary closing conditions and regulatory approvals from the FERC, Indiana Utility Regulatory Commission and other regulatory agencies. The waiting period pursuant to the Hart-Scott-Rodino Act of 1976 expired in March 2026.
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
“PJM” represents electricity generation, marketing activities, and commodity risk and fuel management within the PJM market and is comprised of Susquehanna and Talen’s natural gas and coal generation facilities in PJM.
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

	PJM	Other	Corporate and Eliminations	Total
Three Months Ended March 31, 2026
Operating revenues	$1,110	$28	$(9)	$1,129
Operation, maintenance and development expenses (a)	158	7
Interest expense and other finance charges	—	—	119	119
Other segment items (b)	473
Adjusted EBITDA	479
Capital expenditures	67	2	—	69

Three Months Ended March 31, 2025
Operating revenues	$367	$42	$(19)	$390
Operation, maintenance and development expenses (a)	138	8
Interest expense and other finance charges	—	—	74	74
Other segment items (b)	20
Adjusted EBITDA	209
Capital expenditures	62	1	1	64
__________________
(a)This significant segment expense category aligns with the segment-level information that is regularly reviewed by the CODM.
(b)Other segment items are primarily comprised of fuel and energy purchases.

Reconciliation of segment Adjusted EBITDA to Income (Loss) Before Income Taxes:

	Three Months Ended March 31,
	2026	2025
PJM Segment Adjusted EBITDA	$479	$209

Reconciling Items:
Interest expense and other finance charges	$(119)	$(74)
Depreciation, amortization and accretion (a)	(63)	(70)
Nuclear fuel amortization (a)	(24)	(26)
Unrealized gain (loss) on commodity derivative contracts	(154)	(182)
Nuclear decommissioning trust funds gain (loss), net	(22)	(12)
Stock-based and other long-term incentive compensation expense	(2)	(13)
Acquisition and divestiture activities (b)	(1)	(7)
Operational and other restructuring activities (c)	(9)	(2)
"Other" operating segment	9	9
Corporate and Eliminations	(15)	(18)
Other items	2	(1)
Income (Loss) Before Income Taxes	$81	$(187)
__________________
(a)Includes the periodic amortization of fair value adjustments associated with acquired fuel supply contract liabilities and intangible assets.
(b)Includes the non-recurring: (i) advisory fees associated with completed acquisitions and divestitures; (ii) remaining settlements on contracts of divested assets; and (iii) non-recurring finance fees charged to the Consolidated Statement of Operations associated with acquisition financing fee arrangements.
(c)Non-recurring severance and retention costs and strategic initiative costs.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Interim Financial Statements, the Annual Financial Statements, and the Notes thereto. The discussion contains forward-looking statements as well as estimates regarding market and industry data, which involve risks, uncertainties, and assumptions. See “Cautionary Note Regarding Forward-Looking Information” and “Market and Industry Data” for additional information. Dollars are in millions, unless otherwise noted.
Recent Developments
Financing Transactions
Unsecured Notes due 2031 and 2033. In April 2026, TES issued in private placement transactions not involving a public offering: (i) $1.5 billion in aggregate principal amount of 6.125% Senior Unsecured Notes due 2031; and (ii) $2.5 billion in aggregate principal amount of 6.375% Senior Unsecured Notes due 2033. We intend to use the net proceeds from the issuance and sale of the Unsecured Notes due 2031 and 2033 to fund: (i) the previously announced Cornerstone Acquisition and (ii) the redemption in full of the Company’s outstanding Secured Notes.
Secured Notes. In April 2026, using a portion of the net proceeds of the Unsecured Notes due 2031 and 2033, TES redeemed in full, the Company’s outstanding Secured Notes in aggregate principal amount of $1.2 billion.
Credit Facility Transactions. In April 2026, TES also undertook the following financing transactions that are expected to become effective concurrently with the closing of the Cornerstone Acquisition: (i) received commitments to increase its existing RCF (including its revolving LC capacity) from $900 million to $1.35 billion; and (ii) received commitments to upsize its existing $1.1 billion LCF to $1.5 billion and extend the maturity from December 2027 to December 2029.
See Notes 10 and 17 to the Interim Financial Statements for additional information on the financing transactions and the Cornerstone Acquisition.
Common Stock Repurchases
During the three months ended March 31, 2026, we repurchased and retired 300,000 shares of TEC’s outstanding common stock under the SRP. The aggregate purchase price, including transaction fees and excise tax, was $101 million at a weighted average price of $336.42 per share. As of March 31, 2026, the remaining capacity under the SRP is $1.9 billion through 2028. See Note 15 to the Interim Financial Statements for additional information on the SRP.

Cornerstone Acquisition
In January 2026, we entered into the Cornerstone Merger Agreement to acquire from affiliates of Energy Capital Partners (“ECP”) the 875 MW Waterford Energy Center and 456 MW Darby Generating Station, both located in Ohio, and the 1,120 MW Lawrenceburg Power Plant located in Indiana, for an aggregate purchase price of $3.45 billion, consisting of $2.55 billion in cash, subject to working capital and other customary adjustments, and 2,400,000 shares of TEC common stock, valued at approximately $900 million at the time of the entry into the Cornerstone Merger Agreement. The final value of the equity portion of the transaction price will be based on the value of TEC common stock at the close of the transaction. The cash portion of the purchase price will be funded from the proceeds of the Unsecured Notes due 2031 and 2033 which were issued in April 2026. The stock consideration will be subject to lock-ups of 90 days on 50% of the stock consideration and 180 days on the remaining stock consideration.
The addition of these assets to Talen’s portfolio will increase generation capacity by approximately 2.5 GW of natural gas generation, substantially expanding Talen’s presence in the western PJM market and adding additional efficient baseload generation assets to its fleet.
At the closing of the Cornerstone Acquisition, the Company intends to enter into the Cornerstone RRA with certain parties, under which it will use commercially reasonable efforts to file a registration statement on Form S-3 with the SEC to register the TEC common stock to be issued pursuant to the Cornerstone Merger Agreement within three business days (and in any event within five business days) after issuance.
The proposed Cornerstone Acquisition is subject to regulatory approvals and the satisfaction of other customary closing conditions, and is expected to close early in the second half of 2026.
See Note 17 to the Interim Financial Statements for additional information on the Cornerstone Acquisition and “Item 1A. Risk Factors—Risks Related to the Cornerstone Acquisition” of our 2025 Annual Report for a discussion of the associated risks.
The foregoing description of the Cornerstone Merger Agreement and the transaction contemplated thereby is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Cornerstone Merger Agreement, a copy of which is incorporated by reference as Exhibit 2.1 to our 2025 Annual Report. The Cornerstone Merger Agreement was filed only to provide investors with information regarding their terms and are not intended to provide any other factual information about the parties thereto. Investors should not rely on the representations, warranties, or covenants in the Cornerstone Merger Agreement, which may be subject to important limitations and qualifications, and which may change after the date of the Cornerstone Merger Agreement, as characterizations of the actual state of facts or condition of the Company, the sellers, or any of their respective subsidiaries or affiliates.
Factors Affecting Our Financial Condition and Results of Operations
Earnings in future periods are subject to various uncertainties and risks. See “Cautionary Note Regarding Forward-Looking Information,” “Item 1A. Risk Factors,” and Notes 2 and 9 to the Interim Financial Statements for additional information on our risks.
Commodity Markets
During the first quarter 2026, PJM experienced weather-related volatility as extreme temperatures over certain days contributed to increased load demand, resulting in higher settled on-peak power prices. Additionally, TETCO M-3 natural gas prices settled higher in the period due to the effect of increased electric demand resulting from the extreme temperature days in PJM driving natural gas prices to historic highs on those days. Natural gas storage levels during the quarter were near the 5-year average.
The weighted average settled on-peak power prices and natural gas prices for the PJM market for the years ended March 31, were:

	2026	2025
PJM West Hub Day Ahead Peak - $/MWh	$102.98	$60.50
PJM PPL Zone Day Ahead Peak - $/MWh	86.95	53.87
PJM AEP-D Hub Day Ahead Peak - $/MWh	74.81	53.40
TETCO M-3 - $/MMBtu	9.61	6.42
The weighted average forward market prices for the periods from April 1 through December 31 as of March 31, were:

	2026	2025
PJM West Hub ATC - $/MWh	$57.85	$53.87
PJM West Hub ATC Spark Spreads - $/MWh (a)	37.92	27.30
TETCO M-3 - $/MMBtu	2.85	3.80
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
Susquehanna commenced its planned refueling outage on Unit 1 on March 23, 2026. We expect similar incremental maintenance activities that were performed on Unit 2 in 2025 to be performed during this outage on Unit 1, and anticipate the completion of the work in the first half of May 2026.

Results of Operations
The results of operations presented below are prepared in accordance with GAAP and should be reviewed in conjunction with the Interim Financial Statements and the related Notes in this Report. The following discussion provides an analysis of the changes in our results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
In the explanations below, “Energy and other revenues” and “Fuel and energy purchases” are evaluated collectively because the price for power is generally determined by the variable operating cost of the next marginal generator dispatched to meet demand. “Energy and other revenues” relate to sales to an RTO or ISO, and sales under wholesale bilateral contracts. “Fuel and energy purchases” includes costs for fuel to generate electricity and settlements of financial and physical transactions related to fuel and energy purchases.
Unrealized gains (losses) on derivative instruments resulting from changes in fair value during the periods are presented separately as revenues within “Operating Revenues” and expenses within “Energy Expenses.” We evaluate them collectively because they represent the changes in fair value of our economic hedging activities.
Results for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2026	2025
Energy and other revenues	$1,034	$582	$452
Capacity revenues	207	49	158
Unrealized gain (loss) on derivative instruments (Note 2)	(112)	(241)	129
Operating Revenues (Note 3)	1,129	390	739

Fuel and energy purchases	(563)	(268)	(295)
Nuclear fuel amortization	(24)	(26)	2
Unrealized gain (loss) on derivative instruments (Note 2)	(42)	59	(101)
Energy Expenses	(629)	(235)	(394)

Operating Expenses
Operation, maintenance and development	(165)	(146)	(19)
General and administrative	(24)	(34)	10
Depreciation, amortization and accretion (Note 7)	(92)	(74)	(18)
Other operating income (expense), net	(9)	(7)	(2)
Operating Income (Loss)	210	(106)	316
Nuclear decommissioning trust funds gain (loss), net (Note 6)	(22)	(12)	(10)
Interest expense and other finance charges (Note 10)	(119)	(74)	(45)
Other non-operating income (expense), net	12	5	7
Income (Loss) Before Income Taxes	81	(187)	268
Income tax benefit (expense) (Note 4)	(18)	52	(70)
Net Income (Loss)	$63	$(135)	$198
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Net Income (Loss) increased by $198 million, primarily driven by the factors discussed below.
•Operating Revenues, net of Energy Expenses. $345 million favorable increase, primarily due to the following:
◦Energy and Other Revenues, net of Fuel and Energy Purchases. $157 million favorable increase. This is primarily related to the combined effects of: (i) $432 million increase in margin associated with electric generation and ancillary revenue, primarily due to higher realized prices received at Susquehanna and our PJM fossil fleet; and (ii) higher generation volumes at Freedom and Guernsey. Such amounts are partially offset by $(271) million decrease in realized hedge results.
◦Capacity Revenues. $158 million favorable increase. This is primarily driven by higher cleared capacity prices, partially offset by lower volumes cleared through the 2025/2026 PJM BRA compared to the 2024/2025 PJM BRA.
◦Unrealized Gain (Loss) on Derivative Instruments, net. $28 million favorable increase. This is primarily related to the combined effects of: (i) $142 million increase due to the reversal of positions previously recognized as mark-to-market liabilities which settled during the period, partially offset by $(114) million decrease in net short power positions resulting from higher forward power prices.

•Interest Expense and Other Finance Charges. $(45) million unfavorable increase. This primarily consisted of: (i) a $(60) million increase in cash interest expense on the TLB-3 and Unsecured Notes due 2034 and 2036, each issued in October 2025 in connection with the Freedom and Guernsey Acquisitions, offset by (ii) a $15 million decrease in non-cash interest expense resulting from changes in unrealized positions on interest rate swaps.
•Income Tax Benefit (Expense). $(70) million unfavorable increase. This is primarily related to an increase in pre-tax income for the three months ended March 31, 2026.
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
Liquidity and Letter of Credit Capacity

	March 31, 2026	December 31, 2025
Cash and cash equivalents, unrestricted	$1,025	$689
Unutilized RCF capacity (a)	900	900
Total available liquidity	$1,925	$1,589
Additional unutilized LC capacity (b)	$655	$652
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

	March 31, 2026	December 31, 2025
Outstanding surety bonds	$211	$228

Cash Flow Activities
Net cash provided by (used in) operating, investing, and financing activities for the periods was:

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2026	2025
Operating activities	$461	$119	$342
Investing activities	(72)	(68)	(4)
Financing activities	(114)	(96)	(18)
Operating activities
A change of $342 million in net cash provided by (used in) operating activities is generally aligned with results from operations combined with working capital changes in the normal course of business. See “—Results of Operations” for additional information.
Investing activities
A change of $(4) million in net cash provided by (used in) investing activities was primarily due to normal course of business activity related to NDT fund investment sales and purchases, and capital expenditures.
Financing activities
A change of $(18) million in net cash provided by (used in) financing activities was primarily due to normal course of business activity related to debt repayments, RCF borrowing and repayments, and share repurchases.
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
The following table presents a reconciliation of the GAAP financial measure of “Net Income (Loss)” presented on the Consolidated Statements of Operations to the non-GAAP financial measure of Adjusted EBITDA:

	Three Months Ended March 31,
(Millions of Dollars)	2026	2025
Net Income (Loss)	$63	$(135)
Adjustments
Interest expense and other finance charges	119	74
Income tax (benefit) expense	18	(52)
Depreciation, amortization and accretion (a)	63	70
Nuclear fuel amortization (a)	24	26
Unrealized (gain) loss on commodity derivative contracts	154	182
Nuclear decommissioning trust funds (gain) loss, net	22	12
Stock-based and other long-term incentive compensation expense	2	13
Acquisition and divestiture activities (b)	1	7
Operational and other restructuring activities (c)	9	2
Other	(2)	1
Total Adjusted EBITDA	$473	$200
__________________
(a)Includes the periodic amortization of fair value adjustments associated with acquired fuel supply contract liabilities and intangible assets.
(b)Includes the non-recurring: (i) advisory fees associated with completed acquisitions and divestitures; (ii) remaining settlements on contracts of divested assets; and (iii) non-recurring finance fees charged to the Consolidated Statement of Operations associated with acquisition financing fee arrangements.
(c)Non-recurring severance and retention costs and strategic initiative costs.
Critical Accounting Estimates
The Company’s financial statements are prepared in conformity with GAAP, which requires the application of appropriate accounting policies to form the basis of estimates utilizing methods, judgments, and (or) assumptions that materially affect: (i) the measurement and carrying values of assets and liabilities as of the date of the financial statements; (ii) the revenues recognized and expenses incurred during the presented reporting periods; and (iii) financial statement disclosures of commitments, contingencies, and other significant matters. Such judgments and assumptions may include significant subjectivity due to inherent uncertainties of future events which exist to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions or if different assumptions had been used. See our 2025 Annual Report for a description of our significant accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 2 to the Interim Financial Statements for a description of our market risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no additional material developments with respect to the information previously reported under “Part I, Item 3. Legal Proceedings” of our 2025 Annual Report.
See Note 9 to the Interim Financial Statements for information about other material legal proceedings to which we are subject.
ITEM 1A. RISK FACTORS
For information related to the Company’s risk factors, see “Part I, Item 1A. Risk Factors” in our 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In October 2023, we announced the Board of Directors approved the SRP, initially authorizing the Company to repurchase up to $300 million of TEC’s outstanding common stock. In May 2024, the Board of Directors approved an increase in the then-remaining SRP capacity to $1 billion through the end of 2025. In September 2024, the Board of Directors again approved an increase in the then-remaining SRP capacity to $1.25 billion through December 31, 2026. In September 2025, the Board of Directors approved an increase in the then-remaining SRP capacity to $2 billion through December 31, 2028. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2025 Annual Report for additional information related to the SRP and shares repurchased under the SRP.
The following table contains information regarding our purchases of TEC common stock during the three months ended March 31, 2026:

Monthly Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plan (b)	Approximate dollar value that may yet be purchased under the plan (c)
January	—	$—	—	$2,000
February	—	—	—	2,000
March	300,000	333.08	300,000	1,900
Total	300,000	$333.08	300,000
__________________
(a)Excludes transaction costs and excise taxes.
(b)Represents shares repurchased under the SRP. See above for a description of the SRP.
(c)Dollars in millions.
For a description of limitations on the payment of our dividends, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2025 Annual Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Financing Transactions
Unsecured Notes due 2031 and 2033. In April 2026, TES issued in private placement transactions not involving a public offering, and each at par: (i) $1.5 billion in aggregate principal amount of 6.125% Senior Unsecured Notes due 2031, with interest payable on May 1 and November 1 of each year, and (ii) $2.5 billion in aggregate principal amount of 6.375% Senior Unsecured Notes due 2033, with interest payable on May 1 and November 1 of each year. We intend to use the net proceeds from the issuance and sale of the Unsecured Notes due 2031 and 2033 to fund the cash portion of the Cornerstone Acquisition and we have used a portion of the net proceeds to redeem the Company’s outstanding Secured Notes. The Unsecured Notes due 2031 were issued under an indenture, dated April 29, 2026 (the “2031 Unsecured Notes Indenture”), by and among TES, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee. The Unsecured Notes due 2033 were issued under an indenture, dated April 29, 2026 (the “2033 Unsecured Notes Indenture”), by and among TES, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee.
The Unsecured Notes due 2031 and 2033 are subject to customary negative covenants, including but not limited to, certain limitations on incurrence of liens and transactions involving the Susquehanna assets, but do not contain any financial covenants. The Unsecured Notes due 2031 and 2033 also contain customary affirmative covenants, events of default, and remedies (including acceleration) and are subject to mandatory redemption provisions in the event that the Cornerstone Acquisition is not completed pursuant to the note purchase agreement. In the event that the Cornerstone Acquisition has not been consummated by January 15, 2027 (or, to the extent such date is automatically extended pursuant to the terms of the Cornerstone Merger Agreement,July 15, 2027), $1.05 billion in aggregate principal amount of the Unsecured Notes due 2031 and $1.75 billion in aggregate principal amount of the Unsecured Notes due 2033 will be redeemed, in each case, at a price equal to 100% of the issue price, plus accrued and unpaid interest.
Secured Notes. In April 2026, TES redeemed in full, the Company’s outstanding Secured Notes in aggregate principal amount of $1.2 billion, using a portion of the net proceeds of the Unsecured Notes due 2031 and 2033. In connection with the redemption, approximately $60 million of expenses are expected to be incurred, primarily consisting of a make-whole payment and derecognition of capitalized deferred finance costs.
Credit Facility Transactions. Also in April 2026, TES undertook the following financing transactions that are expected to become effective concurrently with the closing of the Cornerstone Acquisition: (i) received commitments to increase its existing RCF (including its revolving LC capacity) from $900 million to $1.35 billion; and (ii) received commitments to upsize its existing $1.1 billion LCF to $1.5 billion and extend the maturity from December 2027 to December 2029.
The foregoing description is qualified in its entirety by reference to the full text of the 2031 Unsecured Notes Indenture and the 2033 Unsecured Notes Indenture,and the forms of the Unsecured Notes due 2031 and the Unsecured Notes due 2033, copies of which are filed as Exhibits 4.2, 4.3, 4.4 and 4.5 to this Quarterly Report on Form 10-Q and each of which is incorporated by reference into this Item 5.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number

2.1#^	Agreement and Plan of Merger, dated as of January 15, 2026, by and among Talen Energy Corporation, Cornerstone Generation Holdings, LP, ECP Cornerstone Generation Holdings GP, LLC, ECP V-B (AG IP) Blocker Corp, ECP V-C (AG IP) Blocker Corp, ECP V-D (AG IP) Blocker Corp, ECP V-D, as a holder representative, and solely for the limited purposes set forth therein, ECP GP V, LP.	10-K	001-37388	February 24, 2026	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.1
3.2	Second Amended and Restated Bylaws of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.2
4.1	Form of Cornerstone Registration Rights Agreement.	10-K	001-37388	February 24, 2026	4.16
4.2*	Indenture, dated as of April 29, 2026, by and among Talen Energy Supply, LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as Trustee (relating to the Senior Unsecured Notes due 2031).	—	—	—	—
4.3*	Form of 6.125% Senior Unsecured Notes due 2031 (included as Exhibit A to Exhibit 4.2 hereto).	—	—	—	—
4.4*	Indenture, dated as of April 29, 2026, by and among Talen Energy Supply, LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as Trustee (relating to the Senior Unsecured Notes due 2033).	—	—	—	—
4.5*	Form of 6.375% Senior Unsecured Note due 2033 (included as Exhibit A to Exhibit 4.4 hereto).	—	—	—	—
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101.INS*	Inline XBRL Instance Document.	—	—	—	—
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).	—	—	—	—

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
Annual Financial Statements. The audited consolidated balance sheets of TEC as of December 31, 2025 and December 31, 2024; the related audited consolidated statements of operations, statements of comprehensive income, statements of cash flows, and statements of equity for the years ended December 31, 2025 and December 31, 2024, for the period from May 18, 2023 through December 31, 2023, and for the period from January 1, 2023 through May 17, 2023; and the related notes included in the Company’s Form 10-K filed on February 26, 2026.
AOCI. Accumulated other comprehensive income or loss, which is a component of stockholders’ equity on the Consolidated Balance Sheets.
ARO. Asset retirement obligation.
AWS. Amazon Web Services, Inc. and its affiliates.
AWS Data Campus. The data center campus initially developed by a subsidiary of Cumulus Digital adjacent to Susquehanna.
AWS PPA. The March 2024 (as revised in June 2025) power purchase agreement between the Company and AWS pursuant to which, among other things, the Company agreed to supply up to 960 MW of long-term power to the AWS Data Campus from Susquehanna. In June 2025, the Company and AWS entered into a revised AWS PPA, under which the Company is expected to provide AWS with up to 1,920 MW of power in a “front-of-the-meter” model through 2042. The transition to the revised AWS PPA occurred in April 2026.
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
Cornerstone Acquisition. Our pending acquisition of the 875 MW Waterford Energy Center and 456 MW Darby Generating Station in Ohio and the 1,120 MW Lawrenceburg Power Plant in Indiana from affiliates of Energy Capital Partners. See Note 17 to the Interim Financial Statements for additional information.
Cornerstone Merger Agreement. Agreement and Plan of Merger, dated January 15, 2026, pursuant to which the Company will effectuate the Cornerstone Acquisition.
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
Credit Facilities. Collectively, the RCF, TLB-1, TLB-2, TLB-3 and LCF.

Cumulus Digital. Cumulus Digital Holdings LLC, a subsidiary of TES that, through its subsidiaries, initially developed the AWS Data Campus.
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
Exchange Act. The Securities Exchange Act of 1934, as amended.
FERC. U.S. Federal Energy Regulatory Commission.
Freedom. A Talen-owned and operated generation facility in Salem Township, Luzerne County, Pennsylvania.
Freedom and Guernsey Acquisitions. Our acquisitions of Freedom and Guernsey from affiliates of Caithness Energy, which closed in November 2025.
GAAP. Generally Accepted Accounting Principles in the United States.
Guernsey. A Talen-owned and operated generation facility in Byesville, Ohio.
GW. Gigawatt.
H.A. Wagner. A Talen-owned and operated generation facility in Curtis Bay, Maryland.
Interim Financial Statements. The condensed consolidated balance sheets of TEC as of March 31, 2026 and December 31, 2025; the related condensed consolidated statements of operations, statements of comprehensive income, statements of cash flows, and statements of equity for the three months ended March 31, 2026 and 2025, and the related notes.
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

Talen (or the “Company,” “we,” “us,” or “our”). Talen Energy Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise.
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
Unsecured Notes. Collectively, TES’s 6.125% Senior Unsecured Notes due 2031, 6.375% Senior Unsecured Notes due 2033, 6.250% Senior Unsecured Notes due 2034, and 6.500% Senior Unsecured Notes due 2036.
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

Date:	May 5, 2026	By:	/s/ Cole Muller
		Name:	Cole Muller
		Title:	Chief Financial Officer