Form 10-Q
period 2026-06-30
Talen Energy Corp
filed 2026-08-05
CIK 1622536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒
As of August 5, 2026, the registrant had outstanding 47,914,259 shares of common stock, par value $0.001 per share (“common stock”).

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
The risks, uncertainties, and other factors that could cause actual results to differ materially from the forward-looking statements made by us include those discussed in this Report, including but not limited to “Item 1A. Risk Factors” in this Report and our most recent Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”), as updated by our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (“Q1 2026 Quarterly Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report.
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
In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. While we believe the estimated market and industry data included in this Report is generally reliable, such information is inherently uncertain and imprecise. Market and industry data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process, and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions, and estimates of the future performance of the markets in which we operate are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Information” and “Item 1A. Risk Factors” of this Report and our 2025 Annual Report, as updated by our Q1 2026 Quarterly Report. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us. Accordingly, you are cautioned not to place undue reliance on such market and industry data or any other such estimates.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars, except share data)	2026	2025	2026	2025
Energy and other revenues	$722	$366	$1,756	$948
Capacity revenues	237	88	444	137
Unrealized gain (loss) on derivative instruments (Note 2)	(212)	176	(324)	(65)
Operating Revenues (Note 3)	747	630	1,876	1,020

Fuel and energy purchases	(357)	(150)	(920)	(418)
Nuclear fuel amortization	(22)	(18)	(46)	(44)
Unrealized gain (loss) on derivative instruments (Note 2)	1	(84)	(41)	(25)
Energy Expenses	(378)	(252)	(1,007)	(487)

Operating Expenses
Operation, maintenance and development	(210)	(192)	(375)	(338)
General and administrative (Includes stock-based compensation of $(70), $(16), $(69) and $(27)) (Note 13)	(98)	(41)	(122)	(75)
Depreciation, amortization and accretion (Note 7)	(103)	(70)	(195)	(144)
Other operating income (expense), net	(30)	(9)	(39)	(16)
Operating Income (Loss)	(72)	66	138	(40)
Nuclear decommissioning trust funds gain (loss), net (Note 6)	134	80	112	68
Interest expense and other finance charges (Note 10)	(214)	(62)	(333)	(136)
Other non-operating income (expense), net	23	13	35	18
Income (Loss) Before Income Taxes	(129)	97	(48)	(90)
Income tax benefit (expense) (Note 4)	37	(25)	19	27
Net Income (Loss) Attributable to Stockholders	$(92)	$72	$(29)	$(63)
Per Common Share
Net Income (Loss) Attributable to Stockholders - Basic	$(2.00)	$1.58	$(0.63)	$(1.38)
Net Income (Loss) Attributable to Stockholders - Diluted	$(2.00)	$1.50	$(0.63)	$(1.38)
Weighted-Average Number of Common Shares Outstanding - Basic (in thousands)	45,904	45,554	45,759	45,699
Weighted-Average Number of Common Shares Outstanding - Diluted (in thousands)	45,904	47,905	45,759	45,699
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2026	2025	2026	2025
Net Income (Loss)	$(92)	$72	$(29)	$(63)
Other Comprehensive Income (Loss)
Available-for-sale securities unrealized gain (loss), net (Note 6)	—	2	(9)	8
Income tax benefit (expense)	—	(1)	3	(3)
Gains (losses) arising during the period, net of tax	—	1	(6)	5
Available-for-sale securities unrealized (gain) loss, net (Note 6)	—	(1)	(1)	(2)
Postretirement benefit prior service (credits) costs, net (Note 12)	(1)	(1)	(2)	(2)
Income tax (benefit) expense	—	2	1	2
Reclassifications from AOCI, net of tax	(1)	—	(2)	(2)
Total Other Comprehensive Income (Loss)	(1)	1	(8)	3
Comprehensive Income (Loss) Attributable to Stockholders	$(93)	$73	$(37)	$(60)
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions of Dollars, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$231	$689
Restricted cash and cash equivalents (Note 16)	7	63
Accounts receivable (Note 3)	294	196
Inventory, net (Note 5)	298	278
Derivative instruments (Notes 2 and 11)	131	56
Other current assets	67	67
Total current assets	1,028	1,349
Property, plant and equipment, net (Note 7)	11,928	7,546
Nuclear decommissioning trust funds (Notes 6 and 11)	1,997	1,900
Derivative instruments (Notes 2 and 11)	9	4
Other noncurrent assets	106	106
Total Assets	$15,068	$10,905

Liabilities and Equity
Long-term debt, due within one year (Notes 10 and 11)	$29	$29
Accrued interest	167	60
Accounts payable and other accrued liabilities	347	281
Derivative instruments (Notes 2 and 11)	573	101
Stock-based compensation liabilities (Note 13)	6	501
Other current liabilities	194	78
Total current liabilities	1,316	1,050
Long-term debt (Notes 10 and 11)	9,543	6,782
Derivative instruments (Notes 2 and 11)	150	67
Postretirement benefit obligations (Note 12)	214	229
Asset retirement obligations and accrued environmental costs (Note 8)	497	494
Deferred income taxes	904	486
Acquired contract liabilities (Note 17)	769	662
Other noncurrent liabilities	36	42
Total Liabilities	$13,429	$9,812
Commitments and Contingencies (Note 9)

Stockholders' Equity (Note 15)
Common stock ($0.001 par value, 350,000,000 shares authorized) (a)	$—	$—
Additional paid-in capital	2,533	1,709
Accumulated retained earnings (deficit)	(905)	(612)
Accumulated other comprehensive income (loss)	(12)	(4)
Total Stockholders' Equity	1,616	1,093
Noncontrolling interests	23	—
Total Equity	1,639	1,093
Total Liabilities and Stockholders' Equity	$15,068	$10,905
__________________
(a)47,900,355 and 45,687,828 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions of Dollars)	2026	2025
Operating Activities
Net Income (Loss)	$(29)	$(63)
Non-cash reconciliation adjustments:
Unrealized (gains) losses on derivative instruments (Note 2)	352	103
Depreciation, amortization and accretion (Note 16)	158	141
Nuclear decommissioning trust funds (gain) loss, net (excluding interest and fees) (Note 6)	(85)	(44)
Nuclear fuel amortization (Note 7)	46	44
Deferred income taxes	(34)	(66)
Stock-based compensation (Note 13)	69	27
Other (Note 16)	35	7
Changes in assets and liabilities:
Accounts receivable	(59)	(103)
Inventory, net	10	78
Other assets	14	15
Accounts payable and accrued liabilities	20	(57)
Accrued interest	107	12
Collateral received (posted), net	(35)	(58)
Cash settlement of stock-based awards (Note 13)	(495)	—
Other liabilities	(47)	(101)
Net cash provided by (used in) operating activities	27	(65)

Investing Activities
Property, plant and equipment expenditures (Note 7)	(181)	(51)
Nuclear fuel expenditures (Note 7)	(66)	(50)
Nuclear decommissioning trust funds investment purchases (Note 6)	(195)	(1,201)
Nuclear decommissioning trust funds investment sale proceeds (Note 6)	173	1,186
Cornerstone Acquisition, net (Note 17)	(2,568)	—
Other	13	2
Net cash provided by (used in) investing activities	(2,824)	(114)

Financing Activities
Debt issuances (Note 10)	4,000	—
Debt repayments (Note 10)	(1,215)	(9)
Deferred financing costs	(58)	(9)
Revolving credit facility borrowings (Note 10)	500	75
Revolving credit facility repayments (Note 10)	(500)	(5)
Share repurchases (Note 15)	(298)	(103)
Tax payments related to net-settled stock-based awards (Note 13)	(140)	—
Other	(6)	—
Net cash provided by (used in) financing activities	2,283	(51)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(514)	(230)
Beginning of period cash and cash equivalents and restricted cash and cash equivalents	752	365
End of period cash and cash equivalents and restricted cash and cash equivalents	$238	$135
See Note 16 for supplemental cash flow information.
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Millions of Dollars, except share data)	Common stock shares (a)	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Treasury Stock	Non controlling Interests	Total Equity
December 31, 2025	45,688	$1,709	$(612)	$(4)	$—	$—	$1,093
Net Income (Loss)	—	—	63	—	—	—	63
Other comprehensive income (loss)	—	—	—	(7)	—	—	(7)
Share repurchases	(300)	—	—	—	(101)	—	(101)
Retirement of treasury stock	—	(12)	(89)	—	101	—	—
Equity incentive plans	7	25	—	—	—	—	25
March 31, 2026	45,395	$1,722	$(638)	$(11)	$—	$—	$1,073

Net Income (Loss)	—	—	(92)	—	—	—	(92)
Other comprehensive income (loss)	—	—	—	(1)	—	—	(1)
Share repurchases	(550)	—	—	—	(196)	—	(196)
Retirement of treasury stock	—	(21)	(175)	—	196	—	—
Common stock issued in business combination	2,400	927	—	—	—	—	927
Changes in equity of noncontrolling interests	—	—	—	—	—	23	23
Equity incentive plans	655	(95)	—	—	—	—	(95)
June 30, 2026	47,900	$2,533	$(905)	$(12)	$—	$23	$1,639
__________________
(a)Shares in thousands.
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Millions of Dollars, except share data)	Common stock shares (a)	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Treasury stock	Total Equity
December 31, 2024	45,962	$1,725	$(326)	$(12)	$—	$1,387
Net Income (Loss)	—	—	(135)	—	—	(135)
Other comprehensive income (loss)	—	—	—	2	—	2
Share repurchases	(452)	—	—	—	(85)	(85)
Retirement of treasury stock	—	(18)	(67)	—	85	—
Equity incentive plans	—	11	—	—	—	11
March 31, 2025	45,510	$1,718	$(528)	$(10)	$—	$1,180

Net Income (Loss)	—	—	72	—	—	72
Other comprehensive income (loss)	—	—	—	1	—	1
Equity incentive plans	149	(7)	—	—	—	(7)
June 30, 2025	45,659	$1,711	$(456)	$(9)	$—	$1,246
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
Talen is a leading independent power producer and energy infrastructure company dedicated to powering the future. We own and operate approximately 15.7 GW of power infrastructure in the United States, including 2.2 GW of nuclear power and a significant dispatchable fossil fleet. We produce and sell electricity, capacity, and ancillary services into wholesale U.S. power markets, with our generation fleet principally located in the Mid-Atlantic, Ohio, Indiana, and Montana. Talen is headquartered in Houston, Texas.
Basis of Presentation and Principles of Consolidation
These Interim Financial Statements, which are prepared in accordance with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q, include: (i) the accounts of all controlled subsidiaries, including variable interest entities for which we are the primary beneficiary; (ii) elimination adjustments for intercompany transactions between controlled subsidiaries; (iii) any undivided interests in jointly owned facilities consolidated on a proportionate basis; and (iv) all adjustments considered necessary for a fair statement of the information set forth. All adjustments are of a normal recurring nature except as otherwise disclosed. Certain information and note disclosures have been condensed or omitted from the Interim Financial Statements in accordance with GAAP. These Interim Financial Statements and Notes thereto should be read in conjunction with the Annual Financial Statements and Notes thereto. The results of operations presented in our Interim Financial Statements are not necessarily indicative of the results to be expected for the full year or for other future periods because interim period results can be disproportionately influenced by operational developments, seasonality, and various other factors.
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
2. Risk Management, Derivative Instruments, and Hedging Activities
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
Open commodity purchase (sales) derivatives range in maturity through 2033. The net notional volumes of commodity derivatives were:

	June 30, 2026 (a)	December 31, 2025 (a)
Power (MWh)	(87,190,322)	(59,634,723)
Natural gas (MMBtu)	311,022,216	169,209,022
Emission allowances (tons)	158,000	—
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
Open interest rate derivatives range in maturity through 2029. The net notional volumes of open interest rate derivatives were:

	June 30, 2026	December 31, 2025
Interest rate (in millions)	$990	$990
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
Outstanding accounts receivable include those from sales of capacity, generated electricity, and ancillary services through contracts directly with ISOs and RTOs and realized settlements of physical and financial derivative instruments with commodity marketers. Additionally, Talen carries accounts receivable due from joint owners for their portion of operating and capital costs for certain jointly owned facilities that are operated by the Company. The majority of outstanding receivables, which are continually monitored, have customary payment terms. The allowance for doubtful accounts was a non-material amount as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, Talen’s aggregate credit exposure, which excludes the effects of netting arrangements, cash collateral, LCs, and any allowances for doubtful collections, was $1.3 billion and its credit exposure including such netting effects was $60 million. Excluding ISO and RTO counterparties, whose accounts receivable settlements and congestion products are subject to applicable market controls, the ten largest single net credit exposures account for 84% of Talen’s total net credit exposure, which primarily relate to entities with investment grade credit ratings.

Certain derivative instruments contain credit risk-related contingent features, which may require us to provide cash collateral, LCs, or guarantees from a creditworthy entity if the fair value of a liability eclipses a certain threshold or upon a decline in Talen’s credit rating. The fair values of derivative instruments in a net liability position, and that contain credit risk-related contingent features, were non-material as of June 30, 2026 and December 31, 2025.
Derivative Instrument Presentation
Balance Sheets Presentation. The fair value of derivative instruments presented within assets and liabilities on the Consolidated Balance Sheets were:

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$130	$572	$56	$97
Interest rate contracts	1	1	—	4
Total current derivative instruments	131	573	56	101
Commodity contracts	7	149	4	59
Interest rate contracts	2	1	—	8
Total non-current derivative instruments	$9	$150	$4	$67

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
Effect of Netting. Generally, the right of setoff within master netting arrangements permits the fair value of derivative assets to be offset with derivative liabilities. As an election, derivative assets and derivative liabilities are presented on the Consolidated Balance Sheets with the effect of such permitted netting as of June 30, 2026 and December 31, 2025.
The net amounts of “Derivative instruments” presented as assets and liabilities on the Consolidated Balance Sheets considering the effect of permitted netting and where cash collateral is pledged in accordance with the underlying agreement were:

	Gross Derivative Instruments	Eligible for Offset	Net Derivative Instruments	Collateral (Posted) Received	Net Amounts
June 30, 2026
Assets	$1,033	$(851)	$182	$(42)	$140
Liabilities	1,695	(851)	844	(121)	723
December 31, 2025
Assets	$456	$(396)	$60	$—	$60
Liabilities	608	(396)	212	(44)	168

Statements of Operations Presentation. The location and pre-tax effect of “Derivative instruments” presented on the Consolidated Statements of Operations for the periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gain (loss) on commodity contracts
Energy revenues (a)	$65	$43	$(262)	$16
Fuel and energy purchases (a)	(26)	(5)	26	19
Unrealized gain (loss) on commodity contracts
Operating revenues (b)	(212)	176	(324)	(65)
Energy expenses (b)	1	(84)	(41)	(25)
Realized and unrealized gain (loss) on interest rate contracts
Interest expense and other finance charges	9	—	11	(13)
__________________
(a)Does not include those derivative instruments that settle through physical delivery.
(b)Presented as “Unrealized gain (loss) on derivative instruments” on the Consolidated Statements of Operations.

3. Revenue
The components of operating revenues for the periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Electricity sales and ancillary services, ISO/RTO	$626	$307	$1,962	$889
Capacity revenues	237	88	444	137
Physical electricity sales, bilateral contracts, other	31	14	56	37
Total revenue from contracts with customers	894	409	2,462	1,063
Realized and unrealized gain (loss) on derivative instruments	(147)	218	(586)	(50)
Other revenue	—	3	—	7
Operating revenues	$747	$630	$1,876	$1,020
Accounts Receivable
“Accounts receivable” presented on the Consolidated Balance Sheets were:

	June 30, 2026	December 31, 2025
Customer accounts receivable	$240	$160
Other accounts receivable	54	36
Accounts receivable	$294	$196
During the six months ended June 30, 2026 and 2025, there were no significant changes in accounts receivable other than normal receivable recognition and collection transactions. See Note 2 for additional information on Talen’s credit risk on the carrying value of its receivables.
Future Performance Obligations
Talen’s estimated future fixed fee performance obligations primarily include capacity volumes awarded, net of capacity repurchases by the Company, through PJM BRAs and incremental PJM capacity auctions, and components of capacity contracts with customers for which consideration is fixed and determinable. See Note 9 for additional information on the PJM BRAs.
Future performance obligations that were unsatisfied or partially unsatisfied were:

	2026 (a)	2027	2028	2029	2030	Thereafter (c)	Total
Expected capacity revenues as of June 30, 2026	$639	$1,273	$561	$50	$56	$226	$2,807
2028/2029 PJM Capacity Year (b)	—	—	696	491	—	—	1,186
Total expected capacity revenues	$639	$1,273	$1,257	$541	$56	$226	$3,993
__________________
(a)Estimated for the period from July 1, 2026 through December 31, 2026.
(b)PJM capacity revenues are estimated for the period from June 1, 2028 through May 31, 2029 based on the result of the 2028/2029 PJM BRA held in July 2026. Talen cleared 10,180 MWs at a price of $325.00/MWd for the MAAC, PPL, and RTO locational deliverability areas. PJM BRAs have not yet occurred for periods after the 2028/2029 PJM Capacity Year.
(c)Contractual maturities through 2035.

4. Income Taxes
Effective Tax Rate Reconciliations
The reconciliations of the effective tax rate for the periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$(129)	$97	$(48)	$(90)
Income tax benefit (expense)	37	(25)	19	27
Effective tax rate	28.7%	25.8%	39.6%	30.0%
Income tax benefit (expense) computed at the federal income tax statutory tax rate of 21%	$27	$(20)	10	19
Additional tax benefit (expense) due to:
Permanent differences	44	9	41	15
NDT taxes	(20)	(12)	(17)	(10)
Change in state rate	(17)	—	(17)	—
State income taxes, net of federal benefit	3	(2)	2	3
Income tax benefit (expense)	$37	$(25)	$19	$27

5. Inventory

	June 30, 2026	December 31, 2025
Coal	$78	$94
Oil products	56	57
Fuel inventory for electric generation	134	151

Materials and supplies, net	162	124
Environmental products	2	3
Inventory, net	$298	$278
6. Nuclear Decommissioning Trust Funds

	June 30, 2026				December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents	$9	$—	$—	$9	$16	$—	$—	$16
Equity securities	389	827	(20)	1,196	385	739	(19)	1,105
Debt securities	791	4	(9)	786	773	7	(3)	777
Receivables (payables), net	6	—	—	6	2	—	—	2
NDT Funds	$1,195	$831	$(29)	$1,997	$1,176	$746	$(22)	$1,900
See Note 11 for additional information on the NDT fair value. There were no available-for-sale debt securities with credit losses as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, there was no intent to sell available-for-sale debt securities with unrealized losses, and it is not more likely than not that each of these investments will be required to be sold before the recovery of its amortized cost. The aggregate fair value of available-for-sale debt securities with unrealized losses as of June 30, 2026 was:

	Fair Value	Unrealized Losses
Corporate debt securities	$195	$(3)
Municipal debt securities	57	(1)
U.S. Government debt securities	311	(5)
Debt securities in unrealized loss position	$563	$(9)
As of June 30, 2026, the aggregate fair value of debt securities whose carrying value was below the purchase price for a duration of one year or longer was $115 million and the unrealized losses related to such securities were non-material.

The contractual maturities for available-for-sale debt securities presented on the Consolidated Balance Sheets were:

	June 30, 2026	December 31, 2025
Maturities within one year	$21	$23
Maturities within two to five years	221	233
Maturities thereafter	544	521
Debt securities, fair value	$786	$777
The sales proceeds, gains, and losses for available-for-sale debt securities for the periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales proceeds of NDT funds investments (a)	$56	$592	$136	$1,168
Realized gains	1	4	2	7
Realized losses	(1)	(3)	(1)	(5)
__________________
(a)Sales proceeds are used to pay income taxes and trust management fees. Remaining proceeds are reinvested in the NDT.
The net unrealized gains and losses recognized associated with equity securities still held at the end of the reporting periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity securities, unrealized gains (losses)	$124	$61	$88	$37

7. Property, Plant and Equipment

		June 30, 2026			December 31, 2025
	Estimated Useful Life (years)	Gross Value	Accumulated Depreciation	Carrying Value	Gross Value	Accumulated Depreciation	Carrying Value
Electric generation	3-37	$11,753	$(634)	$11,119	$7,522	$(481)	$7,041
Nuclear fuel	1-6	458	(197)	261	403	(213)	190
Other property and equipment	3-24	327	(13)	314	63	(11)	52
Capitalized software	1-5	11	(6)	5	10	(5)	5
Construction work in progress		229	—	229	258	—	258
Property, plant and equipment, net		$12,778	$(850)	$11,928	$8,256	$(710)	$7,546

The components of “Depreciation, amortization and accretion” presented on the Consolidated Statements of Operations for the periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense (a)	$88	$52	$165	$107
Amortization expense (b)	—	3	1	8
Accretion expense (c)	15	15	29	29
Depreciation, amortization and accretion	$103	$70	$195	$144
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
The Company may be required to revise or recognize new AROs as a result of regulatory changes by the NRC, the EPA, Montana Department of Environmental Quality (the “MDEQ”) or other regulatory entities. Additionally, revisions may result from scope of work amendments to remediation activities as well as changes to remediation costs and other assumptions. If the assumptions underlying any ARO estimates do not materialize as expected, actual cash expenditures and costs could be materially different than currently estimated.
As of June 30, 2026, the fair values of certain conditional AROs as a result of the EPA CCR Rule cannot be determined. See Note 9 for additional information on a recent EPA proposal to rescind certain provisions of the EPA CCR Rule.
The carrying value of AROs and accrued environmental costs were:

	June 30, 2026	December 31, 2025
Asset retirement obligations	$531	$514
Accrued environmental costs	19	20
Total asset retirement obligations and accrued environmental costs	550	534
Less: asset retirement obligations and accrued environmental costs due within one year (a)	53	40
Asset retirement obligations and accrued environmental costs due after one year	$497	$494
__________________
(a)Presented as “Other current liabilities” on the Consolidated Balance Sheets.
The changes of the ARO carrying value during the period were:

2026
Carrying value January 1,	$514
Obligations settled	(16)
Accretion expense	29
Changes in estimates and (or) settlement dates	(1)
Obligations incurred	5
Carrying value, June 30,	$531
The disaggregation of ARO carrying values on the Consolidated Balance Sheets was:

	June 30, 2026	December 31, 2025
Nuclear (a)	$289	$272
Non-nuclear (b)	242	242
Carrying value	$531	$514
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
Spent Nuclear Fuel Litigation. Federal law currently requires the U.S. government to provide for the permanent disposal of commercial spent nuclear fuel (“SNF”), but the government has not yet done so. Until May 2014, the DOE required nuclear generation facility operators to contribute to a fund intended to pay for the transportation and disposal of SNF, and Talen cannot predict if or when the government will reinstate any such fee in the future. In May 2023, an existing settlement agreement between Susquehanna and the U.S. government was extended through the end of 2025. The settlement agreement requires the government to reimburse Susquehanna for certain SNF storage costs through 2025 and requires Susquehanna to waive certain claims against the government relating to temporary SNF storage. In July 2026, the Company reached an agreement with the DOE for a reimbursement of $5 million (reflecting Talen’s 90% share) related to the 2025 period. As the settlement agreement expired at the end of 2025, we are currently in the process of seeking an extension through 2028; however, we cannot be certain that such extension will be executed on similar terms or at all.
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

PJM Capacity Market Reform. In June 2023, the FERC accepted a request by PJM to delay certain PJM Base Residual Auctions in order for PJM to propose market reforms. In early 2024, the FERC accepted portions of PJM’s proposed market changes and PJM scheduled certain PJM BRAs on a delayed basis. In September 2024, the Sierra Club and other organizations filed a complaint at the FERC challenging PJM’s rules establishing must-offer exceptions for PJM BRA participation by RMR resources. In October 2024, PJM announced it had concerns about the FERC considering the Sierra Club’s complaints about RMR resources in isolation and therefore intended to file a Section 205 proceeding under the Federal Power Act seeking the FERC’s approval of to-be-determined market reforms, including but not limited to potential revisions to the treatment of RMR resources. As a result, in October 2024, PJM formally requested, which the FERC approved, six-month delays to the scheduled PJM BRAs for the 2028/2029 and 2029/2030 PJM Capacity Years to June 2026 and December 2026, respectively. The 2028/2029 PJM BRA was held in July 2026. Currently, the auction for the 2030/2031 PJM Capacity Year in May 2027 is scheduled on a non-delayed basis. Talen can provide no assurance that these or any scheduled PJM BRAs will be held on such dates or at all.
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
In May 2026, PJM formally requested extension of the RMR agreements through May 31, 2031. The extension RMR agreements were filed with the FERC in June 2026 and allow for an increase of annual fixed-cost payments to account for cost-of-living adjustments to wages and additional project investments. The Maryland Office of People's Counsel and the Independent Market Monitor filed protests, and the FERC is expected to make a decision by mid-September.
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
In December 2025, however, the FERC issued an order in a show cause proceeding on large loads co-located with generation. The FERC directed PJM to submit an informational report containing, among other items, all of the CIFP proposals. The FERC also found that the PJM tariff was unjust and unreasonable as to the interconnection of co-located loads. The FERC requested tariff revisions be submitted over the next 30-60 days and established a hearing schedule, which began in February 2026, to establish rates, terms, and conditions of several new transmission services.
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
In May 2026, PJM published a report examining the causes of the growing capacity shortfall and initiated the holistic market review called for by the PJM Board. PJM is holding a series of meetings to discuss proposed pathways with stakeholders. As with the other PJM stakeholder processes, the Company is participating.
In June 2026, the FERC issued tailored FPA Section 206 Show Cause Orders to each of the RTO/ISOs, including PJM in lieu of a nation-wide rulemaking. Each order asked the RTO to explain or revise its tariff in five key areas: (i) large load interconnection process; (ii) cost allocation; (iii) providing new transmission services for flexible large loads; (iv) behind the meter generation and co-located loads; and (v) developing a process to study generating facilities that serve electrically proximate and co-located loads. PJM has 60 days to respond. Additionally, the order gave PJM 30 days to submit an informational report describing how PJM intends to ensure that adequate generation will be available to serve existing and new large loads.
PJM Reliability Backstop Procurement. In February 2026, PJM launched a series of workshops to develop a proposal for a reliability backstop procurement, a one-time, transitional procurement of capacity to begin to address the expected future load growth in the PJM region. As with the CIFP process, the Company is actively participating and presented a joint proposal with a cross-sector coalition. In April 2026, PJM staff presented its initial proposal for a two-phase reliability backstop procurement. The first phase, which would run from September 2026 to March 2027, entailed PJM acting as a “matchmaker” for bilateral contracts; the second phase, which would not commence until March 2027, was a centralized procurement. Additional workshops to receive feedback on the proposal and receive alternative proposals were held in May and June 2026. At the end of the process, PJM stakeholders approved an alternative proposed by the Joint Electric Distribution Companies with the Data Center Coalition. This alternative proposal included a backstop procurement based on a voluntary “registry-based subscription model” rather than forecasted demand and a $555/MWd cap. On July 31, 2026, PJM filed its final version of the reliability backstop procurement with the FERC. The final version of the procurement included a one-time pay-as-bid auction based on the recent 2028/2029 base residual auction shortfall of 6.8 GW. The proposal calls for capacity contracts for 15 years with the auction starting in September 2026 with new capacity to go online by 2032. In addition, it contains a maximum bid price that is capped at the volume-weighted average of levelized costs of all selected offers, with that value set at $555/MWd. The proposal is now pending at the FERC.
PJM also plans to file an “Interim Resource Adequacy Service” proposal, that is designed to address how new data center load connects to the grid.

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
In January 2026, the EPA proposed Phase 1 of its reconsideration of the Good Neighbor Plan. In its proposal, the EPA proposes to approve state implementation plan submissions governing interstate emissions from eight states (Alabama, Arizona, Kentucky, Minnesota, Mississippi, Nevada, New Mexico, and Tennessee). If finalized, these states would no longer be subject to Good Neighbor Plan requirements. Although Talen does not operate in any of the states identified in the proposed rule, the EPA in its proposal states that it intends to undertake a separate action to address interstate transport obligations for the remaining states covered under the Good Neighbor Plan. The comment period on the proposal ended in March 2026.

EPA MATS Rule. In May 2024, the EPA published a rule that requires coal-fired generation facilities to reduce particulate matter emissions by the middle of 2027 (or 2028, if an extension is approved) (the “2024 EPA MATS Rule”). Challenges to the 2024 EPA MATS Rule were filed in the D.C. Circuit Court of Appeals, including by Talen and 23 states. The appeal on the merits of the 2024 rule remains pending in the D.C. Circuit Court of Appeals, but the litigation has been held in abeyance since February 2025, while the EPA reconsidered the rule. In February 2026, the EPA completed its reconsideration and issued a final rule repealing the lower particulate matter standards set in the 2024 amendments and reverting to particulate matter standards promulgated in the 2012 EPA MATS Rule (the “MATS Repeal Rule”). In March 2026, environmental groups challenged the MATS Repeal Rule in the D.C. Circuit Court of Appeals. Talen filed a motion to intervene in the MATS Repeal Rule litigation in April 2026, which remains pending. The D.C. Circuit Court of Appeals issued an order holding the challenge to the 2024 EPA MATS Rule in abeyance until the litigation over EPA’s MATS Repeal Rule is fully resolved. In April 2026, environmental groups challenging the MATS Repeal Rule also filed an administrative petition requesting that the EPA reconsider the final rule. The petitioners filed a motion requesting that the D.C. Circuit Court of Appeals hold litigation over the MATS Repeal Rule in abeyance for six months to allow the EPA to act on their petition for reconsideration. The motion to hold the case in abeyance remains pending in the D.C. Circuit Court of Appeals. No assurance can be provided as to whether the MATS Repeal Rule will survive judicial challenge and when such challenges will be resolved. Colstrip was not expected to meet the 2024 particulate matter standard without substantial upgrades to its control equipment. As a result, if the MATS Repeal Rule is vacated by a court or reconsidered by the EPA in the future, Talen Montana and the other Colstrip co-owners may face the decision either to invest in new cost-prohibitive control equipment or retire the Colstrip facility. Such a decision must be evaluated in conjunction with other compliance requirements.

In April 2025, President Trump granted Colstrip a two-year exemption from compliance obligations of the 2024 EPA MATS Rule via Section 112(i)(4) of the Clean Air Act. Environmental groups filed separate lawsuits in the D.C. Circuit Court of Appeals and the U.S. District Court for D.C., challenging the presidential exemptions issued to Colstrip and other fossil fuel-fired power plants. On August 5, 2025, the EPA filed a motion in each case requesting the courts hold the litigation in abeyance for six months pending the EPA’s efforts to repeal the 2024 EPA MATS Rule. Talen filed motions to intervene in both cases on August 8, 2025. On September 3, 2025, the U.S. District Court for D.C. granted the EPA’s motion to hold the case in abeyance for six months and also granted Talen’s motion to intervene. Plaintiffs filed a motion asking the court to reconsider its decision to hold the case in abeyance. The U.S. District Court for D.C. denied that motion in November 2025. The D.C. Circuit Court of Appeals granted the EPA’s motion for an abeyance and Talen’s motion to intervene in October 2025. In March 2026, both the U.S. District Court for D.C. and the D.C. Circuit Court of Appeals granted plaintiffs’ motions to hold the case in abeyance until the litigation over the EPA’s MATS Repeal Rule is fully resolved. The Company could be forced to make operating decisions about the future of Colstrip before clarity is obtained on legal challenges regarding the MATS Repeal Rule and the presidential exemption litigation.
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
GHG Endangerment Finding. In February 2026, the EPA issued a final rule rescinding its 2009 finding that GHG emissions endanger public health and welfare and repealing all GHG emissions standards for light-, medium-, and heavy-duty vehicles and engines. The EPA made the 2009 endangerment finding in order to promulgate GHG emission standards for new motor vehicles under Section 202(a) of the Clean Air Act and has subsequently relied on this finding as a basis to regulate other sources of GHGs. In the final rule, the EPA states it must rescind the endangerment finding because it lacks the statutory authority to regulate GHG emissions from vehicles in response to global climate changes concerns. The EPA does not explicitly state how the rescission impacts its authority to regulate GHG emissions from stationary sources. However, the final rule acknowledges that the EPA has relied on the endangerment finding “to extend the GHG regulatory program to new and existing stationary source performance standards and guidelines for power plants under CAA section 111.” Citizen groups, states, municipalities and cities have challenged the final rule in the D.C. Circuit Court of Appeals. In May 2026, a citizen group representing 18 youth plaintiffs filed a motion requesting that the D.C. Circuit Court of Appeals stay the final rule pending the court’s review. The D.C. Circuit Court of Appeals has not yet ruled on the stay motion. Environmental groups, a coalition of state and local governments, a labor union, and a zero-emission vehicle advocacy group also filed four separate petitions for administrative reconsideration with the EPA. In June 2026, the petitioners notified the EPA that they intended to sue the agency to compel action on their administrative petitions for reconsideration. No assurance can be provided as to whether the rule will survive judicial challenge or administrative reconsideration.

NSPS for Stationary Combustion Turbines. In January 2026, the EPA finalized a rule revising new source performance standards (“NSPS”) for stationary combustion turbines. The final rule establishes NOx emission standards for various combustion turbine sizes, retains existing SO2 standards and establishes design efficiency subcategories and utilization requirements. The final rule applies to combustion turbines that commenced construction, modification, or reconstruction after December 13, 2024. As a result, the rule could impact certain, newer generating assets of the Company or development projects. In March 2026, environmental groups challenged the final rule in the D.C. Circuit Court of Appeals and separately filed with the EPA a petition for administrative reconsideration. In May 2026, petitioners requested that the D.C. Circuit Court of Appeals hold the case in abeyance to provide the EPA additional time to take action on their pending reconsideration petition. Talen is a member of an ad hoc industry coalition that filed a motion to intervene in the case in April 2026. The D.C. Circuit Court of Appeals granted the coalition’s motion to intervene in May 2026, and the EPA’s motion to hold the case in abeyance in July 2026. No assurance can be provided as to when the challenges to the final NSPS will be resolved or whether such challenges will be resolved in the Company’s favor.
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
Multiple challenges, including stay requests, to the EPA ELG Rule have been filed in various U.S. Courts of Appeal by parties that include 15 states, environmental groups, and industry groups, including the Utility Water Act Group (“UWAG”), of which Talen is a member. The appeals have been consolidated in the U.S. Court of Appeals for the Eighth Circuit, which denied requests to stay the rule in October 2024. At the EPA’s request, the Eighth Circuit has held the consolidated challenges in abeyance since February 2025 to allow the EPA to reconsider the rule. No assurance can be provided as to when the challenges to the 2024 EPA ELG Rule will be resolved.
In March 2025, the EPA announced that it will revise the EPA ELG Rule as part of its deregulation agenda while considering immediate relief from some of the existing leachate requirements. In September 2025, the EPA issued a direct final rule extending a short-term deadline and a companion proposal extending many compliance deadlines for the 2024 EPA ELG Rule and providing some flexibility relating to some deadlines in the 2020 ELG Rule. In November 2025, the EPA issued a notice withdrawing the direct final rule due to the receipt of adverse comments. The EPA finalized its proposal in December 2025. Among other things, the final rule extends zero-discharge compliance deadlines established in the 2024 EPA ELG Rule by five years from December 31, 2029 to December 31, 2034. The extension rule has been legally challenged by environmental groups. These challenges have been consolidated in the U.S. Court of Appeals for the Second Circuit. In March 2026, the court granted UWAG’s motion to intervene in the consolidated litigation. In May 2026, the EPA issued a separate proposal to revise the 2024 ELG for unmanaged combustion residual leachate (“UCRL”). In the proposed rule, the EPA outlines three proposed regulatory options to address UCRL, proposes new provisions to clarify the applicability of UCRL limits, and seeks additional information to inform further potential revisions to the 2024 EPA ELG Rule. Talen submitted comments on the proposal in June 2026. The comment period for the proposal ended on June 17, 2026. No assurance can be provided as to whether the EPA will finalize changes to the EPA ELG Rule and whether any changes will survive judicial review.

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
In March 2025, the EPA announced that it will prioritize the coal ash program by expediting state permit reviews. The EPA has also announced it will reform the EPA CCR Rule and provided in the Legacy CCR Rule litigation proceeding that EPA CCR Rule reforms will be completed in 2026. As an initial reform step, in February 2026, the EPA issued a final rule extending compliance deadlines for elements in the Legacy CCR Rule, including required applicability assessments, the initiation of new groundwater monitoring detection, and the initiation of unit closure. In April 2026, the EPA issued a proposal to amend various provisions in the CCR regulations. Among other things, the EPA proposes to rescind all requirements for CCRMUs, restore the categorical exemption for onsite beneficial use of CCR, and allow for site-specific flexibilities for closures of CCR units through a CCR permitting program. The comment deadline for the CCR proposal was June 29, 2026. Talen submitted comments in support of the EPA’s proposed amendments to the CCR regulations. In May 2026, the EPA also reopened the comment period for its 2020 proposal to establish a federal permit program for the disposal of CCR. The EPA accepted comments on the proposed rule until July 29, 2026. No assurance can be provided as to when and how federal CCR regulations will change further, when the legal challenges to the Legacy CCR Rule will be resolved, how the EPA’s interpretations or further EPA CCR Rule reforms will be resolved, or whether such challenges will be decided in the Company’s favor.
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
As of June 30, 2026, the Company has recognized cost estimates in complying with the Legacy CCR Rule’s initial compliance requirements and deadlines, including the initial groundwater monitoring requirements. The Company does not yet have sufficient information available to estimate costs for the future compliance obligations under the rule. As the Company continues its applicability evaluations and site assessments to determine the scope of work on its properties imposed by the new rule, additional new AROs and (or) revisions could be required. It is expected estimates will be available, under the timeline provided for by the regulations, as described above, at the completion of the initial facility evaluation reports or at the completion of a subsequent site investigation. Such AROs or ARO changes could be material and, as a result, may have a material impact on Talen’s operations and (or) financial condition.
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

Surety Bonds. Surety bonds provide financial performance assurance to third parties on behalf of certain Company subsidiaries for obligations including but not limited to environmental obligations and AROs. In the event of nonperformance by the applicable subsidiary, the beneficiary would make a claim to the surety, and the Company would be required to reimburse any payment by the surety. Talen’s liability with respect to any particular surety bond is released once the obligations secured by the surety bond are performed. Surety bond providers generally have the right to request additional collateral or request that such bonds be replaced by alternate surety providers. As of June 30, 2026 and December 31, 2025, the aggregate amount of surety bonds outstanding was $221 million and $228 million, respectively, including surety bonds posted on behalf of Talen Montana as discussed below.
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
The aggregate amount of surety bonds posted to the MDEQ on behalf of Talen Montana’s proportionate share of such activities was $103 million and $114 million as of June 30, 2026 and December 31, 2025, respectively. Talen Montana’s surety bond requirements may increase due to scope changes, cost revisions, and (or) other factors when the MDEQ conducts annual reviews of approved remediation and closure plans as required under the Colstrip AOC. The surety bond requirements are expected to decrease as Colstrip’s coal ash impoundments remediation and closure activities are completed. See Note 8 for additional information on Colstrip AROs.
10. Long-Term Debt and Other Credit Facilities
TES is the borrower/issuer under all the Company’s debt and credit facilities. As of June 30, 2026, TES was not in default under any of its debt or credit agreements.
Long-Term Debt

	Interest Rate (a)	June 30, 2026	December 31, 2025
TLB-1	5.39%	$844	$848
TLB-2	5.39%	837	842
TLB-3	5.64%	1,194	1,200
Secured Notes	8.625%	—	1,200
2031 Unsecured Notes	6.125%	1,500	—
2033 Unsecured Notes	6.375%	2,500	—
2034 Unsecured Notes	6.250%	1,400	1,400
2036 Unsecured Notes	6.500%	1,290	1,290
PEDFA 2009B Bonds	5.25%	50	50
PEDFA 2009C Bonds	5.25%	81	81
Total principal		9,696	6,911
Unamortized deferred financing costs and original issuance discounts		(124)	(100)
Total carrying value		9,572	6,811
Less: long-term debt, due within one year		29	29
Long-term debt		$9,543	$6,782
__________________
(a)Computed interest rate as of June 30, 2026, except the interest rate related to the Secured Notes which were redeemed in April 2026.
Revolving Credit and Other Facilities

		June 30, 2026				December 31, 2025
	Maturity	Committed Capacity (a)	Direct Cash Borrowings	LCs Issued	Unused Capacity	Committed Capacity (a)	Direct Cash Borrowings	LCs Issued	Unused Capacity
RCF	December 2029	$1,350	$—	$—	$1,350	$900	$—	$—	$900
LCF	December 2029	1,500	—	598	902	1,100	—	448	652
Total		$2,850	$—	$598	$2,252	$2,000	$—	$448	$1,552
__________________
(a)RCF committed capacity can be used for direct cash borrowings and (or) LCs. Direct cash borrowings are not permitted under the LCF, which can only be used for LCs.

Financing Transactions
During the second quarter 2026, TES entered into various amendments to the Credit Agreement.
Repricing Transactions. In May 2026, TES repriced the RCF, TLB-1 and TLB-2 to each bear interest at:
•A variable interest rate equal to the highest of: (i) the Federal Funds Effective Rate on such day plus 0.50%; (ii) The Wall Street Journal “U.S. Prime Rate;” or (iii) the one-month Adjusted Term SOFR Rate plus 1%; plus in each case, an applicable margin (0.50% with respect to the RCF and 0.75% with respect to the TLB-1 and TLB-2); or
•The Adjusted Term SOFR Rate, plus an applicable margin (1.50% with respect to the RCF and 1.75% with respect to the TLB-1 and TLB-2).
Upsizes and Extensions.
•In June 2026, in connection with the closing of the Cornerstone Acquisition, TES (i) upsized the existing RCF (including its revolving LC capacity) from $900 million to $1.35 billion; and (ii) upsized its existing $1.1 billion LCF to $1.5 billion and extended its maturity from December 2027 to December 2029.
•In May 2026, TES extended its TLB-1 maturity from May 2030 to November 2032. In connection with the TLB-1 extension, approximately $18 million is presented as “Interest expense and other finance charges” on the Consolidated Statement of Operations primarily consisting of the derecognition of TLB-1 capitalized original issuance discount and deferred financing costs.
Unsecured Notes due 2031 and 2033. In April 2026, TES issued in private placement transactions not involving a public offering, and each at par: (i) $1.5 billion in aggregate principal amount of 6.125% Senior Unsecured Notes due 2031, with interest payable on May 1 and November 1 of each year; and (ii) $2.5 billion in aggregate principal amount of 6.375% Senior Unsecured Notes due 2033, with interest payable on May 1 and November 1 of each year. The net proceeds from the issuance and sale of the Unsecured Notes due 2031 and 2033 were used to (i) fund the cash portion of the Cornerstone Acquisition; and (ii) redeem the Company’s outstanding Secured Notes.
Additionally, in June 2026, in connection with the closing of the Cornerstone Acquisition, TES entered into (i) First Supplemental Indentures to each of the indentures governing the Unsecured Notes due 2031 and 2033; and (ii) Second Supplemental Indentures to each of the indentures governing the Unsecured Notes due 2034 and 2036, in each case, to add the entities acquired or formed in connection with the Cornerstone Acquisition as subsidiary guarantors to each series of Unsecured Notes, respectively.
Secured Notes. In April 2026, TES redeemed in full the Company’s outstanding Secured Notes in aggregate principal amount of $1.2 billion, using a portion of the net proceeds from the issuance and sale of the Unsecured Notes due 2031 and 2033. In connection with the redemption, approximately $60 million is presented as “Interest expense and other finance charges” on the Consolidated Statement of Operations primarily consisting of a make-whole payments and the derecognition of capitalized deferred financing costs.
See Note 17 for additional information on the Cornerstone Acquisition.
Other Material Terms; Security Interests
See Note 13 to the Annual Financial Statements for a description of the other material terms of the obligations outlined above and for additional information on the security interests and guarantees supporting these obligations. In addition to the obligations outlined under “Long-Term Debt” and “Revolving Credit and Other Facilities” above, secured obligations included approximately $892 million under Secured ISDAs as of June 30, 2026.
11. Fair Value
Recurring Fair Value Measurements
Financial assets and liabilities reported at fair value on a recurring basis primarily include energy commodity derivatives, interest rate derivatives, and investments held within the NDT. See Note 1 to the Annual Financial Statements for additional descriptions on fair value levels.

The classifications of recurring fair value measurements within the fair value hierarchy were:

	June 30, 2026					December 31, 2025
	Level 1	Level 2	NAV	Netting (a)	Total	Level 1	Level 2	NAV	Netting (a)	Total
Assets
Cash equivalents	$—	$—	$9	$—	$9	$—	$—	$16	$—	$16
Equity securities (b)	961	—	235	—	1,196	871	—	234	—	1,105
U.S. government debt securities	252	116	—	—	368	297	102	—	—	399
Municipal debt securities	—	94	—	—	94	—	101	—	—	101
Corporate debt securities	—	324	—	—	324	—	277	—	—	277
Receivables (payables), net (c)	—	—	—	—	6	—	—	—	—	2
NDT funds	1,213	534	244	—	1,997	1,168	480	250	—	1,900

Commodity derivatives	890	140	—	(893)	137	361	95	—	(396)	60
Interest rate derivatives	—	3	—	—	3	—	—	—	—	—
Total assets	$2,103	$677	$244	$(893)	$2,137	$1,529	$575	$250	$(396)	$1,960

Liabilities
Commodity derivatives	$950	$743	$—	$(972)	$721	$407	$189	$—	$(440)	$156
Interest rate derivatives	—	2	—	—	2	—	12	—	—	12
Total liabilities	$950	$745	$—	$(972)	$723	$407	$201	$—	$(440)	$168
__________________
(a)Amounts represent netting pursuant to master netting arrangements and cash collateral held or placed with the same counterparty.
(b)Includes fixed income funds and real estate investment trusts.
(c)Represents: (i) interest and dividends earned but not received; and (ii) net sold or purchased investments, but not settled.
There were no recurring fair value measurements classified as Level 3 as of June 30, 2026 and December 31, 2025.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements related to impairments of long-lived assets during the three and six months ended June 30, 2026 and 2025. See Note 17 to the Interim Financial Statements for fair value measurements related to the Cornerstone Acquisition.
Reported Fair Value
The carrying value of certain financial assets and liabilities on the Consolidated Balance Sheets, including “Cash and cash equivalents,” “Restricted cash and cash equivalents,” “Accounts receivable,” and “Accounts payable and other accrued liabilities” approximate fair value.
The carrying value and fair value (classified as Level 2) of indebtedness presented on the Consolidated Balance Sheets were:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (a)	$9,572	$9,688	$6,811	$7,069
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
The components of net periodic benefit costs for the periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Postretirement benefits service cost (a)	$—	$—	$1	$1

Postretirement benefit (gain) loss
Interest cost	$17	$17	$33	$34
Expected return on plan assets	(18)	(18)	(37)	(37)
Amortization of:
Postretirement prior service cost (credit)	(1)	(1)	(2)	(2)
Postretirement benefit (gain) loss, net (b)	$(2)	$(2)	$(6)	$(5)

Net periodic defined benefit cost (credit)	$(2)	$(2)	$(5)	$(4)
__________________
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
Performance Stock Units
PSUs have two or three-year cliff vesting schedules or vest upon consummation of a change in control event based on continued employment and the achievement of certain market conditions over the applicable performance period. Certain participants will be awarded additional PSUs if market conditions exceed certain targets at the time of vesting. The PSUs accrue dividends (if declared and paid) at the same rate as TEC’s common stock. These dividends are paid at the time of vesting.
Changes in non-vested PSUs during the six months ended June 30, 2026 were:

	Liability-Classified PSUs (a)	Equity-Classified PSUs	Total PSUs	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	569,477	488,857	1,058,334	$147.45
Granted	—	146,903	146,903	2,034.32
Forfeited	—	(7,032)	(7,032)	518.24
Vested	(569,477)	(386,870)	(956,347)	55.04
Non-vested as of June 30, 2026 (b)	—	241,858	241,858	$1,430.56
__________________
(a)See description of liability-classified awards below.
(b)Represents the target number of PSUs. Subject to the PSU award agreements, the actual amount of PSUs earned by participants at vesting can range from 0% to 200% of the target number of PSUs based on the Company’s stock price performance. In addition, certain of the PSUs are eligible to earn an additional amount of Talen shares based on the incremental Company stock price performance in excess of the PSU targets. Assuming all non-vested PSUs vested on June 30, 2026 at the then current share price of the Company’s common stock the aggregate non-vested PSUs would be 619,525.

The fair value of PSUs is determined using a Monte Carlo valuation methodology based on the fair value of the underlying stock price at the grant date. Significant inputs and assumptions used in the valuations of PSUs were:

Six Months Ended June 30, 2026
Volatility (a)	40% - 50%
Expected term (in years)	2 - 3
Risk-free rate (b)	3.45% - 3.97%
__________________
(a)     Derived from an option pricing method based on the average asset volatility of peer companies and the Company’s leverage ratio.
(b)     Based on the U.S. constant maturity treasury rate with a term matching the expected time to the end of the performance measurement period.
Restricted Stock Units
RSUs have two or three-year ratable or two-year cliff vesting schedules beginning on the grant date. The fair value of RSUs granted is based on the closing price of TEC common stock on the grant date. The RSUs accrue dividends (if declared and paid) at the same rate as TEC’s common stock. These dividends are paid at the time of vesting.
Changes in non-vested RSUs during the six months ended June 30, 2026 were:

	Liability-Classified RSUs (a)	Equity-Classified RSUs	Total RSUs	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	169,642	171,011	340,653	$106.18
Granted	3,358	72,992	76,350	391.37
Forfeited	—	(2,645)	(2,645)	207.95
Vested	(151,800)	(111,204)	(263,004)	68.15
Non-vested as of June 30, 2026	21,200	130,154	151,354	$296.55
__________________
(a)See description of liability-classified awards below.
Liability-Classified Awards
PSU and RSU awards of certain executive officers that have or are scheduled to vest in 2026 were or will be partially settled in cash. Generally, the cash settlement amount is equal up to 60% of the net after-tax value on the vesting date of each such award and is subject to a cap. Additionally, it is expected that some non-employee directors will elect to net-settle a portion of their vested PSUs and RSUs for the payment of income taxes. The portion of each employee’s applicable awards that is expected to be settled in cash and all non-employee director awards are presented as “Stock-based compensation liabilities” on the Consolidated Balance Sheets and had a carrying value of $6 million and $501 million as of June 30, 2026 and December 31, 2025, respectively, measured based on the closing share price of TEC common stock on such dates.
Liability-classified awards that vested and settled during the three months ended June 30, 2026, resulted in cash payments of $495 million, including payments related to income tax. Equity-classified awards that vested concurrently with the liability-classified awards resulted in the net settlement of 655,350 shares of TEC common stock and $140 million of cash payments related to income taxes.
Stock-Based Compensation Expense
Stock-based compensation expense presented as “General and administrative” on the Consolidated Statement of Operations was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense (benefit), net, liability-classified awards	$28	$—	$4	$—
Stock-based compensation expense (benefit), net, equity-classified awards	42	16	65	27
Income tax benefit	(11)	(4)	(17)	(7)
After-tax stock-based compensation expense (benefit), net	$60	$12	$52	$20

Unrecognized stock-based compensation expense and related periods of recognition as of June 30, 2026 were:

	PSUs		RSUs
	Liability-Classified	Equity-Classified	Liability-Classified	Equity-Classified
Unrecognized stock-based compensation expense (a)	N/A	$274	$1	$28
Weighted-average period of recognition (in years)	N/A	1.6	0.5	1.5
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator: (Millions of Dollars)
Net Income (Loss) Attributable to Stockholders	$(92)	$72	$(29)	$(63)

Denominator: (Thousands)
Weighted-Average Number of Common Shares Outstanding - Basic	45,904	45,554	45,759	45,699
Restricted stock units	—	257	—	—
Performance stock units	—	2,095	—	—
Weighted-Average Number of Common Shares Outstanding - Diluted	45,904	47,905	45,759	45,699

Earnings per Share - Basic	$(2.00)	$1.58	$(0.63)	$(1.38)
Earnings per Share - Diluted	(2.00)	1.50	(0.63)	(1.38)
As there was a Net Loss Attributable to Stockholders, the computation of diluted EPS excludes 138,886 RSUs and 619,525 PSUs for the three and six months ended June 30, 2026. Diluted EPS for the three months ended June 30, 2025 excludes 83,347 PSUs due to their anti-dilutive nature. As there was a Net Loss Attributable to Stockholders for the six months ended June 30, 2025, the computation of diluted EPS excludes 266,938 RSUs and 2,166,138 PSUs.
15. Stockholders’ Equity
Share Repurchase Program
Summary of activity under the SRP:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Number of Shares	Share Price (a)	Total Amount	Number of Shares	Share Price (a)	Total Amount
Share repurchases	850,000	$350.21	$298	452,130	$186.24	$85
Share retirements	(850,000)	350.21	(298)	(452,130)	186.24	(85)
__________________
(a)Weighted average price per share, including transaction costs and excise taxes, if applicable.
As of June 30, 2026, the remaining capacity under the SRP was $1.7 billion and all repurchased shares have been retired. See Note 1 to the Annual Financial Statements for the accounting policy related to treasury stock and retirement of treasury stock.

Accumulated Other Comprehensive Income
Changes in AOCI for the periods were:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$(4)	$(12)
Gains (losses) arising during the period	(9)	8
Reclassifications to Consolidated Statements of Operations	(3)	(4)
Income tax benefit (expense)	4	(1)
Other comprehensive income (loss)	(8)	3
Accumulated other comprehensive income (loss)	$(12)	$(9)

The components of AOCI, net of tax, as of June 30, were:

	Six Months Ended June 30,
	2026	2025
Available-for-sale securities unrealized gain (loss), net	$(4)	$1
Postretirement benefit prior service credits (costs), net	10	13
Postretirement benefit actuarial gain (loss), net	(18)	(23)
Accumulated other comprehensive income (loss)	$(12)	$(9)
Reclassification adjustments from AOCI to the Consolidated Statements of Operations were non-material amounts for the six months ended June 30, 2026 and 2025.
The postretirement obligations components of AOCI are not presented in their entirety on the Consolidated Statements of Operations during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits). See Note 12 for additional information.

16. Supplemental Cash Flow Information
Supplemental information for the Consolidated Statements of Cash Flows for the periods was:

	Six Months Ended June 30,
	2026	2025
Cash paid (received) during the period
Interest and other finance charges, net of capitalized interest (a)	$154	$107
Income taxes, net	(1)	70

Unrealized (gain) loss on derivative instruments included on the Statements of Cash Flows
Commodity contracts	$365	$90
Interest rate swap contracts (interest expense)	(13)	13
Unrealized (gain) loss on derivative instruments	$352	$103

Depreciation, amortization and accretion included on the Statements of Cash Flows
Depreciation, amortization and accretion	$195	$144
Amortization of acquired contract liabilities	(45)	—
Other	8	(3)
Depreciation, amortization and accretion	$158	$141

Reconciliation of other non-cash operating activities
Debt restructuring (gain) loss, net	$22	$—
Derivative option premium amortization	17	33
(Gain) loss on sale of assets, net	—	(12)
Other	(4)	(14)
Total	$35	$7

Non-cash investing activities
Accrued PP&E additions not paid at period end	$121	$9
__________________
(a)Capitalized interest was non-material for the six months ended June 30, 2026 and 2025.
Cash and Restricted Cash
The following table provides a reconciliation of “Cash and cash equivalents” and “Restricted cash and cash equivalents” presented on the Consolidated Balance Sheets to such amounts shown on the Consolidated Statements of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$231	$689
Restricted cash and cash equivalents (a)	7	63
Total	$238	$752
__________________
(a)Comprised of commodity exchange margin deposits.
17. Acquisitions and Divestitures
Acquisitions
Cornerstone Acquisition. On June 15, 2026, the Company completed the Cornerstone Acquisition, which increases the Company’s generation by approximately 2.6 GW and provides efficient baseload and peaker generation and cash flow diversification. The aggregate purchase price was $3.5 billion, comprised of the following:

Cash consideration	$2,615
Shares of TEC common stock issued ($0.001 par value)	2,399,998
Closing price per share of TEC common stock on June 15, 2026	$386.21
Equity consideration	$927
Total consideration	$3,542

The Cornerstone Acquisition was accounted for as a business combination. Accordingly, fair value measurements were allocated to acquired assets and assumed liabilities with no resulting goodwill or bargain purchase adjustments. Such fair value measurements are provisional, and revisions may occur up to one year from the date of the acquisition as new information is obtained. The following table summarizes the provisional purchase price allocation for the identifiable assets acquired and liabilities assumed:

June 15, 2026
Cash and cash equivalents	$47
Accounts receivable	40
Inventory	31
Other current assets	13
Property, plant and equipment	4,211
Total assets acquired	$4,342

Accounts payable and other accrued liabilities	$45
Derivative liabilities, current	93
Asset retirement obligations	5
Acquired contract liabilities	151
Deferred income taxes	457
Derivative liabilities, noncurrent	49
Total liabilities assumed	$800
Fair value of net assets acquired	$3,542
The fair values allocated to property, plant and equipment were determined using the income approach valuation technique that discounted the projected future net cash flows expected to be generated by Cornerstone over their remaining economic lives utilizing market participant discount rates. Significant assumptions included the forecasted prices for capacity, wholesale power, and natural gas, volumetric assumptions, and discount rates.
Impact of Cornerstone Acquisition. The following table presents revenues and earnings included in the Consolidated Statements of Operations for the entities acquired in the Cornerstone Acquisition since the acquisition date (June 15, 2026) through June 30, 2026:

Six Months Ended June 30, 2026
Operating Revenues	$7
Net Income (Loss) Attributable to Stockholders	(19)
Pro Forma Financial Information. The following unaudited pro forma financial information for the three and six months ended June 30, 2026 and June 30, 2025 assumes the Cornerstone Acquisition occurred on January 1, 2025. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Cornerstone Acquisition been completed on January 1, 2025, nor is the unaudited pro forma financial information indicative of future results of operations.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating Revenues	$879	$805	$2,270	$1,288
Net Income (Loss) Attributable to Stockholders	(69)	12	(5)	(243)
The unaudited pro forma financial information presented above reflects adjustments for: (i) incremental depreciation associated with the provisional fair value allocated to acquired net assets; (ii) the elimination of historical interest expense of the acquired entities; (iii) the elimination of interest expense related to the Secured Notes redemption; (iv) interest expense associated with debt issued to finance the Cornerstone Acquisition and redeem the Secured Notes; (v) transaction costs associated with the Cornerstone Acquisition and expenses associated with the Secured Notes redemption; (vi) the income tax effects of the Cornerstone Acquisition and related financing transactions; and (vii) the alignment of certain accounting policies.
The Company incurred $24 million and $29 million of acquisition-related transaction costs during the three and six months ended June 30, 2026, respectively, presented as “Other operating income (expense), net” on the Consolidated Statements of Operations, and deferred financing costs of $55 million during the three and six months ended June 30, 2026, respectively, presented as “Long-term debt” on the Consolidated Balance Sheets. See Note 10 for information on recent financing transactions related to the Cornerstone Acquisition.

Amortization of acquired contract liabilities. The acquisition fair value of a capacity contract presented as “Acquired contract liabilities” on the Consolidated Balance Sheets is subject to periodic amortization. Amortization associated with this contract will begin at the start of the contract term in 2028 and will be presented as an increase to “Capacity revenues.”

	2028	2029	2030	2031	2032	Thereafter (a)	Total
Estimated amortization of acquired contract liabilities	$18	$29	$29	$24	$21	$30	$151
__________________
(a)Contractual maturities through 2034.
Divestitures
Sale of Keystone Interests. In June 2026, the Company entered into a purchase and sale agreement with an unaffiliated party to sell its 12.34% interest in the Keystone generation facility and certain related assets for an aggregate $85 million in cash, subject to certain working capital adjustments and potential adjustments based on PJM BRA results. Additionally, under the terms of the agreement, the buyer is entitled to the net cash flow attributable to the interests from and after July 1, 2026. The transaction is expected to close in the second half of 2026 and is subject to the satisfaction of customary closing conditions and regulatory approvals from the FERC.
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

	PJM	Other	Corporate and Eliminations	Total
Three Months Ended June 30, 2026
Operating revenues	$740	$13	$(6)	$747
Operation, maintenance and development expenses (a)	202	8
Interest expense and other finance charges	—	—	214	214
Other segment items (b)	160
Adjusted EBITDA	378
Capital expenditures	52	124	2	178

Three Months Ended June 30, 2025
Operating revenues	$638	$(1)	$(7)	$630
Operation, maintenance and development expenses (a)	180	12
Interest expense and other finance charges	—	—	62	62
Other segment items (b)	343
Adjusted EBITDA	115
Capital expenditures	33	4	—	37

	PJM	Other	Corporate and Eliminations	Total
Six Months Ended June 30, 2026
Operating revenues	$1,850	$41	$(15)	$1,876
Operation, maintenance and development expenses (a)	360	15
Interest expense and other finance charges	—	—	333	333
Other segment items (b)	633
Adjusted EBITDA	857
Capital expenditures	119	126	2	247

Six Months Ended June 30, 2025
Operating revenues	$1,005	$41	$(26)	$1,020
Operation, maintenance and development expenses (a)	318	20
Interest expense and other finance charges	—	—	136	136
Other segment items (b)	363
Adjusted EBITDA	324
Capital expenditures	95	5	1	101
__________________
(a)This significant segment expense category aligns with the segment-level information that is regularly reviewed by the CODM.
(b)Other segment items are primarily comprised of fuel and energy purchases.
Reconciliation of Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PJM Segment Adjusted EBITDA	$378	$115	$857	$324

Reconciling Items:
Interest expense and other finance charges	$(214)	$(62)	$(333)	$(136)
Depreciation, amortization and accretion (a)	(88)	(67)	(151)	(137)
Nuclear fuel amortization (a)	(22)	(18)	(46)	(44)
Unrealized gain (loss) on commodity derivative contracts	(211)	92	(365)	(90)
Nuclear decommissioning trust funds gain (loss), net	134	80	112	68
Stock-based and other long-term incentive compensation expense	(71)	(18)	(73)	(31)
Acquisition and divestiture activities (b)	(28)	3	(37)	(4)
"Other" operating segment	6	(1)	15	8
Corporate and Eliminations	(10)	(24)	(25)	(42)
Other items	(3)	(3)	(2)	(6)
Income (Loss) Before Income Taxes	$(129)	$97	$(48)	$(90)
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
Recent Developments
PJM 2028/2029 Base Residual Auction
In July 2026, PJM announced the results of the 2028/2029 PJM BRA. Talen cleared 10,180 MWs at a price of $325.00/MWd for the MAAC, PPL, and RTO locational deliverability areas.
See “—Factors Affecting Our Financial Condition and Results of Operations—Capacity Markets” for additional information.
Closing of the Cornerstone Acquisition
In June 2026, the Company consummated the Cornerstone Acquisition for an aggregate $3.5 billion, consisting of $2.6 billion in cash, and 2,399,998 shares of TEC common stock, valued at $927 million. The cash portion of the consideration was funded using a portion of the net proceeds of the issuance and sale of the Unsecured Notes due 2031 and 2033 in April 2026. Additionally, in June 2026, we increased the capacities of our existing RCF and LCF.
In connection with the closing of the Cornerstone Acquisition, and pursuant to the Cornerstone RRA, the Company filed a registration statement on Form S-3 (Reg. No. 333-296901), with the SEC on June 18, 2026, registering the shares issued as equity consideration.
See Notes 10 and 17 to the Interim Financial Statements for additional information on the Cornerstone Acquisition and related financing transactions and “Part I, Item 1A. Risk Factors—Risks Related to the Cornerstone Acquisition” of our 2025 Annual Report for a discussion of the associated risks.
Financing Transactions
During the second quarter 2026, TES entered into various amendments to the Credit Agreement.
Repricing Transactions. In May 2026, TES repriced the RCF, TLB-1, and TLB-2.
Upsizes and Extensions. In June 2026, in connection with the Cornerstone Acquisition, TES (i) upsized its existing RCF (including its revolving LC capacity) from $900 million to $1.35 billion; and (ii) upsized its existing $1.1 billion LCF to $1.5 billion and extended its maturity from December 2027 to December 2029. In May 2026, TES extended the maturity of the TLB-1 from May 2030 to November 2032.
Unsecured Notes due 2031 and 2033. In April 2026, TES issued in private placement transactions not involving a public offering: (i) $1.5 billion in aggregate principal amount of 6.125% Senior Unsecured Notes due 2031; and (ii) $2.5 billion in aggregate principal amount of 6.375% Senior Unsecured Notes due 2033. The net proceeds from the issuance and sale of the Unsecured Notes due 2031 and 2033 were used to (i) fund the Cornerstone Acquisition and (ii) redeem the Company’s outstanding Secured Notes.
Secured Notes. In April 2026, TES redeemed in full the Company’s outstanding Secured Notes in aggregate principal amount of $1.2 billion, using a portion of the net proceeds of the Unsecured Notes due 2031 and 2033.
See Note 10 the Interim Financial Statements for additional information on the financing transactions.
Common Stock Repurchases
During the three months ended June 30, 2026, we repurchased and retired 550,000 shares of TEC’s outstanding common stock under the SRP. The aggregate purchase price, including transaction fees, was $198 million at a weighted average price of $359.54 per share. As of June 30, 2026, the remaining capacity under the SRP is $1.7 billion through 2028.
See Note 15 to the Interim Financial Statements and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Report for additional information on the SRP.
Factors Affecting Our Financial Condition and Results of Operations
Earnings in future periods are subject to various uncertainties and risks. See “Cautionary Note Regarding Forward-Looking Information,” “Item 1A. Risk Factors” of our 2025 Annual Report, as updated by our Q1 2026 Quarterly Report, and Notes 2 and 9 to the Interim Financial Statements for additional information on our risks.

Commodity Markets
During the second quarter 2026, PJM market conditions were influenced by weather-related volatility, as periods of above-average temperatures increased electricity demand and contributed to higher settled on-peak power prices. TETCO M‑3 natural gas prices settled below the five-year average, reflecting ample supply conditions. Natural gas storage inventories remained above the five-year average throughout the quarter.
The weighted average settled on-peak power prices and natural gas prices for the PJM market for the three months ended June 30, were:

	2026	2025
PJM West Hub Day Ahead Peak - $/MWh	$65.58	$52.71
PJM PPL Zone Day Ahead Peak - $/MWh	37.42	40.91
TETCO M-3 - $/MMBtu	2.15	2.47
PJM AEP-D Hub Day Ahead Peak - $/MWh	52.96	49.58
TETCO M-2 - $/MMBtu	2.06	2.35
The weighted average forward market prices for the periods from July 1 through December 31 as of June 30, were:

	2026	2025
PJM West Hub ATC - $/MWh	$71.08	$49.52
PJM West Hub ATC Spark Spreads - $/MWh (a)	50.04	28.86
PJM AEP-D Hub ATC - $/MWh	58.05	46.23
PJM AEP-D Hub ATC Sparks Spreads - $/MWh (b)	40.50	27.98
__________________
(a)Spark spreads are computed based on day-ahead PJM West Hub ATC prices, TETCO M-3 natural gas prices, and a heat rate of 7 MMBtu/MWh.
(b)Spark spreads are computed based on day-ahead PJM West Hub ATC prices, TETCO M-2 natural gas prices, and a heat rate of 7 MMBtu/MWh.
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
Capacity Prices. The following table displays the cleared capacity prices for completed PJM BRAs for the markets and zones in which we primarily operate:

	2028/2029	2027/2028	2026/2027	2025/2026	2024/2025
PJM Capacity Performance ($/MWd) (a)
MAAC and PPL	$325.00	$333.44	$329.17	$269.92	$49.49
RTO	325.00	333.44	329.17	269.92	28.92
__________________
(a)Displayed prices are from the applicable market publications.
The PJM BRA for the 2028/2029 PJM Capacity Year was held in July 2026 and the Company cleared 10,180 MW at a price of $325.00/MWd.

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
We ordinarily perform planned facility maintenance during milder non-peak demand periods in the spring and fall to ensure reliability during peak periods. The pattern of fluctuations in our operating results varies depending on the type and location of the facilities being serviced, the capacity markets served, the maintenance requirements of our facilities, and the terms of bilateral contracts to purchase or sell electricity. We maintain our fossil generation fleet through a combination of self-service and contracted maintenance activity (including long-term service agreements at certain facilities). Our largest recurring maintenance project is the annual spring refueling outage at Susquehanna. Susquehanna commenced its planned refueling outage on Unit 1 on March 23, 2026 and successfully completed the work on May 4, 2026.
Results of Operations
The results of operations presented below are prepared in accordance with GAAP and should be reviewed in conjunction with the Interim Financial Statements and the related Notes in this Report. The following discussion provides an analysis of the changes in our results of operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.
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
Results for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Favorable (Unfavorable) Variance
	2026	2025
Energy and other revenues	$722	$366	$356
Capacity revenues	237	88	149
Unrealized gain (loss) on derivative instruments (Note 2)	(212)	176	(388)
Operating Revenues (Note 3)	747	630	117

Fuel and energy purchases	(357)	(150)	(207)
Nuclear fuel amortization	(22)	(18)	(4)
Unrealized gain (loss) on derivative instruments (Note 2)	1	(84)	85
Energy Expenses	(378)	(252)	(126)

Operating Expenses
Operation, maintenance and development	(210)	(192)	(18)
General and administrative (includes stock-based compensation of $(70) and $(16) (Note 13)	(98)	(41)	(57)
Depreciation, amortization and accretion (Note 7)	(103)	(70)	(33)
Other operating income (expense), net	(30)	(9)	(21)
Operating Income (Loss)	(72)	66	(138)
Nuclear decommissioning trust funds gain (loss), net (Note 6)	134	80	54
Interest expense and other finance charges (Note 10)	(214)	(62)	(152)
Other non-operating income (expense), net	23	13	10
Income (Loss) Before Income Taxes	(129)	97	(226)
Income tax benefit (expense) (Note 4)	37	(25)	62
Net Income (Loss) Attributable to Stockholders	$(92)	$72	$(164)

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Net Income (Loss) Attributable to Stockholders decreased by $(164) million, primarily driven by the factors discussed below.
•Operating Revenues, net of Energy Expenses. $(9) million unfavorable decrease, primarily due to the following:
◦Energy and other revenues, net of Fuel and energy purchases. $149 million favorable increase. This is primarily related to an increase in generation volumes: (i) as a result of the Freedom and Guernsey acquisitions that were completed in November 2025; and (ii) at Susquehanna and our other dispatchable fossil generation facilities.
◦Capacity revenues. $149 million favorable increase. This is primarily driven by higher cleared capacity prices received through the 2025/2026 PJM BRA compared to the 2024/2025 PJM BRA, and higher capacity results due to the Freedom and Guernsey acquisitions that were completed in November 2025.
◦Unrealized gain (loss) on derivative instruments, net. $(303) million unfavorable decrease. This is primarily related to the change in fair value of mark-to-market contracts resulting from higher forward power prices that is partially offset by the change in fair value associated with mark-to-market contracts acquired as a result of the Cornerstone Acquisition.
•General and administrative. $(57) million unfavorable increase. This is primarily associated with: (i) the expense recognized in the current period for stock-based compensation awards granted in the first quarter 2026, and (ii) the effects from a change from equity to liability classification for certain awards in the fourth quarter 2025. Refer to Note 13 to the Interim Financial Statements for additional information on stock-based compensation.
•Depreciation, amortization and accretion. $(33) million unfavorable increase. This is primarily due to an increase in depreciation associated with the Freedom and Guernsey acquisitions that were completed in November 2025.
•Nuclear decommissioning trust funds gain (loss), net. $54 million favorable increase. This is primarily due to unrealized gains on investments in equity securities.
•Interest expense and other finance charges. $(152) million unfavorable increase. This primarily consisted of:
◦$(60) million increase in cash interest expense on the TLB-3 and Unsecured Notes due 2034 and 2036, each issued in the fourth quarter 2025 in connection with the Freedom and Guernsey acquisitions that were completed in November 2025.
◦$(25) million increase in cash interest expense due to the combined effect of financing transactions in April 2026 that included the issuances of the Unsecured Notes due 2031 and 2033 and redemption of the Secured Notes.
◦$(54) million non-recurring make-whole payments associated with the redemption of the Secured Notes.
Refer to Note 10 to the Interim Financial Statements for additional information on long-term debt transactions, including the issuances associated with the Cornerstone Acquisition.
•Income tax benefit (expense). $62 million favorable increase. This is primarily related to a change from pre-tax income for the three months ended June 30, 2025 to pre-tax loss for the three months ended June 30, 2026.

Results for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2026	2025
Energy and other revenues	$1,756	$948	$808
Capacity revenues	444	137	307
Unrealized gain (loss) on derivative instruments (Note 2)	(324)	(65)	(259)
Operating Revenues (Note 3)	1,876	1,020	856

Fuel and energy purchases	(920)	(418)	(502)
Nuclear fuel amortization	(46)	(44)	(2)
Unrealized gain (loss) on derivative instruments (Note 2)	(41)	(25)	(16)
Energy Expenses	(1,007)	(487)	(520)

Operating Expenses
Operation, maintenance and development	(375)	(338)	(37)
General and administrative (includes stock-based compensation of $(69) and $(27)) (Note 13)	(122)	(75)	(47)
Depreciation, amortization and accretion (Note 7)	(195)	(144)	(51)
Other operating income (expense), net	(39)	(16)	(23)
Operating Income (Loss)	138	(40)	178
Nuclear decommissioning trust funds gain (loss), net (Note 6)	112	68	44
Interest expense and other finance charges (Note 10)	(333)	(136)	(197)
Other non-operating income (expense), net	35	18	17
Income (Loss) Before Income Taxes	(48)	(90)	42
Income tax benefit (expense) (Note 4)	19	27	(8)
Net Income (Loss) Attributable to Stockholders	$(29)	$(63)	$34
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Net Income (Loss) Attributable to Stockholders increased by $34 million, primarily driven by the factors discussed below.
•Operating Revenues, net of Energy Expenses. $336 million favorable increase, primarily due to the following:
◦Energy and other revenues, net of Fuel and energy purchases. $306 million favorable increase. This is primarily related to a favorable increase in margin associated with electric generation as a result of: (i) the Freedom and Guernsey acquisitions that were completed in November 2025; (ii) higher realized market prices; and (iii) higher generation volumes at Susquehanna and our dispatchable fossil generation facilities. Such favorable increase in margin associated with electric generation is partially offset by lower realized hedge results.
◦Capacity revenues. $307 million favorable increase. This is primarily driven by: (i) higher cleared capacity prices, partially offset by a decrease to lowered cleared volumes through the 2025/2026 PJM BRA compared to the 2024/2025 PJM BRA; and (ii) higher capacity results due to the Freedom and Guernsey acquisitions that were completed in November 2025.
◦Unrealized gain (loss) on derivative instruments, net. $(275) million unfavorable decrease. This is primarily related to the change in fair value mark-to-mark contracts resulting from higher forward power prices associated with net short power positions that is partially offset by the change in fair value associated with market-to-market contracts acquired as a result of the Cornerstone Acquisition.
•Operation, maintenance and development. $(37) million unfavorable increase. Higher generation facility operating costs are due to: (i) an increase associated with the Freedom and Guernsey acquisitions, which were completed in November 2025; (ii) outage and major maintenance projects at our dispatchable fossil generation facilities; and (iii) ongoing operating costs associated with the Brandon Shores and H.A. Wagner RMR Agreements, which began in June 2025.
•General and administrative. $(47) million unfavorable increase. This is primarily associated with the expense recognized in the current period for stock-based compensation awards granted in the first quarter 2026. Refer to Note 13 to the Interim Financial Statements for additional information on stock-based compensation.
•Depreciation, amortization and accretion. $(51) million unfavorable increase. This is primarily due to an increase in depreciation associated with the Freedom and Guernsey acquisitions that were completed in November 2025.

•Nuclear decommissioning trust funds gain (loss), net. $44 million favorable increase. This is primarily due to unrealized gains on investments in equity securities.
•Interest expense and other finance charges. $(197) million unfavorable increase. This primarily consisted of:
◦$(120) million increase in cash interest expense on the TLB-3 and Unsecured Notes due 2034 and 2036, each issued in the fourth quarter 2025 in connection with the Freedom and Guernsey acquisitions that were completed in November 2025.
◦$(25) million increase in cash interest expense due to the combined effect of financing transactions in April 2026 that included the issuances of the Unsecured Notes due 2031 and 2033 and redemption of the Secured Notes.
◦$(54) million non-recurring make-whole payments associated with the redemption of the Secured Notes.
Refer to Note 10 to the Interim Financial Statements for additional information on long-term debt transactions, including the issuances associated with the Cornerstone Acquisition.
Liquidity and Capital Resources
Our liquidity and capital requirements are generally a function of: (i) debt service requirements; (ii) capital expenditures; (iii) maintenance activities; (iv) liquidity requirements for our commercial and hedging activities including settlements, cash collateral and other forms of credit support; (v) the settlement of, or forms of credit in support of, legacy asset retirement and (or) environmental obligations; (vi) other working capital requirements; and (or) (vii) discretionary expenditures, including share repurchase activities.
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
Liquidity and Letter of Credit Capacity

	June 30, 2026	December 31, 2025
Cash and cash equivalents, unrestricted	$231	$689
Unutilized RCF capacity (a)	1,350	900
Total available liquidity	$1,581	$1,589
Additional unutilized LC capacity (b)	$902	$652
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

	June 30, 2026	December 31, 2025
Outstanding surety bonds	$221	$228
Forecasted Uses of Cash
Capital Expenditures. Capital expenditure plans are revised periodically for changes in operational needs, market conditions, regulatory requirements, and cost projections. Accordingly, the expected cash requirements for capital expenditures are subject to revision.

	2026	2027
Nuclear fuel	$122	$137
PJM nuclear generation facility	53	46
PJM fossil generation facilities	150	162
Other	13	13
Total (a)	$338	$358
__________________
(a)Expected capitalized interest on capital expenditures is a non-material amount in 2026 and 2027.
Cash Flow Activities
Net cash provided by (used in) operating, investing, and financing activities for the periods was:

	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2026	2025
Operating activities	$27	$(65)	$92
Investing activities	(2,824)	(114)	(2,710)
Financing activities	2,283	(51)	2,334
Operating activities
A change of $92 million in net cash provided by (used in) operating activities is generally aligned with results from operations combined with working capital changes in the normal course of business. See “—Results of Operations” for additional information.
Investing activities
A change of $(2.7) billion in net cash provided by (used in) investing activities was primarily due to $(2.6) billion used to finance the Cornerstone Acquisition. See Note 17 to the Interim Financial Statements for additional information on the acquisition.
Financing activities
A change of $2.3 billion in net cash provided by (used in) financing activities was primarily due to (i) $4.0 billion in new debt from the issuance of the Unsecured Notes due 2031 and 2033; (ii) $(1.2) billion redemption of the Secured Notes; (iii) $(195) million decrease in share repurchases; and (iv) $(140) million in payments for tax withholdings related to stock-based awards.
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
The following table presents a reconciliation of the GAAP financial measure of “Net Income (Loss)” presented on the Consolidated Statements of Operations to the non-GAAP financial measure of Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2026	2025	2026	2025
Net Income (Loss)	$(92)	$72	$(29)	$(63)
Adjustments
Interest expense and other finance charges	214	62	333	136
Income tax (benefit) expense	(37)	25	(19)	(27)
Depreciation, amortization and accretion (a)	88	67	151	137
Nuclear fuel amortization (a)	22	18	46	44
Unrealized (gain) loss on commodity derivative contracts	211	(92)	365	90
Nuclear decommissioning trust funds (gain) loss, net	(134)	(80)	(112)	(68)
Stock-based and other long-term incentive compensation expense	71	18	73	31
Acquisition and divestiture activities (b)	28	(3)	37	4
Other	3	3	2	6
Total Adjusted EBITDA	$374	$90	$847	$290
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2026, management was in the process of integrating the internal controls of the entities recently acquired in the Cornerstone Acquisition into the Company’s existing operations. Other than additional controls associated with the Cornerstone Acquisition, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no additional material developments with respect to the information previously reported under “Part I, Item 3. Legal Proceedings” of our 2025 Annual Report, as updated by our Q1 2026 Quarterly Report.
See Note 9 to the Interim Financial Statements for information about other material legal proceedings to which we are subject.
ITEM 1A. RISK FACTORS
For information related to the Company’s risk factors, see “Part I, Item 1A. Risk Factors” in our 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding our purchases of our common stock during the three months ended June 30, 2026:

Monthly Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plan (b)	Approximate dollar value of shares that may yet be purchased under the plan (c)
April	—	$—	—	$1,900
May	133,327	361.22	133,327	1,852
June	416,673	358.98	416,673	1,702
Total	550,000	$359.53	550,000
__________________
(a)Excludes transaction costs and excise taxes.
(b)Represents shares repurchased under the SRP. See below for a description of the SRP.
(c)Dollars in millions.
Our Board of Directors approved the SRP in October 2023, authorizing the Company to repurchase TEC’s outstanding shares of common stock. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2025 Annual Report for additional information related to the SRP and shares repurchased under the SRP.
The following table contains information on changes to the SRP since program inception:

Board Authorization Date	SRP Expiration Date	Remaining SRP Capacity at Time of Authorization (a)
October 2023	December 2025	$300
May 2024	December 2025	1,000
September 2024	December 2026	1,250
September 2025	December 2028	2,000
__________________
(a)Dollars in millions.

For a description of limitations on the payment of our dividends, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2025 Annual Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number

2.1#^	Agreement and Plan of Merger, dated as of January 15, 2026, by and among Talen Energy Corporation, Cornerstone Generation Holdings, LP, ECP Cornerstone Generation Holdings GP, LLC, ECP V-B (AG IP) Blocker Corp, ECP V-C (AG IP) Blocker Corp, ECP V-D (AG IP) Blocker Corp, ECP V-D, as a holder representative, and solely for the limited purposes set forth therein, ECP GP V, LP.	10-K	001-37388	February 26, 2026	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.1
3.2	Second Amended and Restated Bylaws of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.2
4.1	Registration Rights Agreement, dated June 15, 2026, by and among Talen Energy Corporation and the holders named therein.	8-K	001-37388	June 15, 2026	4.1
4.2	Indenture, dated as of April 29, 2026, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (relating to the 6.125% Senior Unsecured Notes due 2031).	10-Q	001-37388	May 05, 2026	4.2
4.3	Form of 6.125% Senior Unsecured Notes due 2031 (included as Exhibit A to Exhibit 4.2 hereto).	10-Q	001-37388	May 05, 2026	4.3
4.4	Indenture, dated as of April 29, 2026, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (relating to the 6.375% Senior Unsecured Notes due 2033).	10-Q	001-37388	May 05, 2026	4.4
4.5	Form of 6.375% Senior Unsecured Note due 2033 (included as Exhibit A to Exhibit 4.4 hereto).	10-Q	001-37388	May 05, 2026	4.5
4.6*	First Supplemental Indenture, dated as of June 16, 2026, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (relating to the 6.125% Senior Unsecured Notes due 2031).	—	—	—	—
4.7*	First Supplemental Indenture, dated as of June 16, 2026, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (relating to the 6.375% Senior Unsecured Notes due 2033).	—	—	—	—
4.8*	Second Supplemental Indenture, dated as of June 16, 2026, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Citibank, N.A., as trustee (relating to the 6.250% Senior Unsecured Notes due 2034).	—	—	—	—
4.9*	Second Supplemental Indenture, dated as of June 16, 2026, by and among Talen Energy Supply, LLC, the subsidiary guarantors party thereto and Citibank, N.A., as trustee (relating to the 6.500% Senior Unsecured Notes due 2036).	—	—	—	—
10.1	Amendment No. 6 to Credit Agreement, dated as of May 20, 2026, by and among Talen Energy Supply, LLC, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.	8-K	001-37388	May 21, 2026	10.1
10.2	Amendment No. 7 to Credit Agreement, dated as of June 15, 2026, by and among Talen Energy Supply, LLC, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.	8-K	001-37388	June 15, 2026	10.1
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101.INS*	Inline XBRL Instance Document.	—	—	—	—
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).	—	—	—	—

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
Annual Financial Statements. The audited consolidated balance sheets of TEC as of December 31, 2025 and December 31, 2024; the related audited consolidated statements of operations, statements of comprehensive income, statements of cash flows, and statements of equity for the years ended December 31, 2025 and December 31, 2024, for the period from May 18, 2023 through December 31, 2023, and for the period from January 1, 2023 through May 17, 2023; and the related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.
AOCI. Accumulated other comprehensive income or loss, which is a component of stockholders’ equity on the Consolidated Balance Sheets.
ARO. Asset retirement obligation.
AWS. Amazon Web Services, Inc. and its affiliates.
AWS Data Campus. The data center campus adjacent to Susquehanna.
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
Cornerstone Acquisition. Our acquisition of Waterford, Darby, and Lawrenceburg from affiliates of Energy Capital Partners, which closed in June 2026. See Note 17 to the Interim Financial Statements for additional information.
Cornerstone RRA. Registration Rights Agreement, dated June 15, 2026, by and among TEC and the holders named therein, entered into at the closing of the Cornerstone Acquisition in connection with the issuance of stock consideration.
Credit Agreement. The Credit Agreement, dated as of May 17, 2023, by and among TES, as borrower, the lending institutions from time to time parties thereto, Citibank, N.A., as administrative agent and collateral agent, and the joint lead arrangers and joint bookrunners parties thereto, which governs the RCF, TLB-1, TLB-2, TLB-3, and LCF, as the same may be amended, amended and restated, supplemented, or otherwise modified from time to time.
Credit Facilities. Collectively, the RCF, TLB-1, TLB-2, TLB-3 and LCF.
Darby. A Talen-owned and operated generation facility in Mount Sterling, Ohio.
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
EPA MATS Rule. The Mercury and Air Toxics Standards, the EPA technology-based emissions standards for mercury and other hazardous air pollutants emitted by generation units with a capacity of more than 25 MW.
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
GW. Gigawatt.
H.A. Wagner. A Talen-owned and operated generation facility in Curtis Bay, Maryland.
Interim Financial Statements. The condensed consolidated balance sheets of TEC as of June 30, 2026 and December 31, 2025; the related condensed consolidated statements of operations, statements of comprehensive income, and statements of equity for the three and six months ended June 30, 2026 and 2025, the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025; and the related notes.
ISA. Interconnection Service Agreement.
ISO. Independent System Operator.
Lawrenceburg. A Talen-owned and operated generation facility in Lawrenceburg, Indiana.
LC. Letter of credit.
LCF. The $1.5 billion stand-alone letter of credit facility established under the Credit Agreement.
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
PP&E. Property, plant and equipment.
RCF. The senior secured revolving credit facility that provides $1.35 billion in aggregate revolving loan and LC commitments under the Credit Agreement.
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
Secured Notes. The 8.625% Senior Secured Notes due 2030 issued by Talen Energy Supply, which were redeemed in full in April 2026.
Secured Notes Indenture. The Indenture, dated as of May 12, 2023, as supplemented by the First Supplemental Indenture, dated as of May 17, 2023, the Second Supplemental Indenture, dated as of October 6, 2023, the Third Supplemental Indenture, dated as of June 22, 2024, the Fourth Supplemental Indenture, dated as of January 13, 2025, and the Fifth Supplemental Indenture, dated as of November 25, 2025, each between TES, the Subsidiary Guarantors and Wilmington Savings Fund Society, FSB, as trustee, which governed the Secured Notes, as the same may be further amended, amended and restated, supplemented or otherwise modified from time-to-time. The Secured Notes were redeemed in full in April 2026.
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
TLB-1. The $580 million (subsequently increased to $870 million) senior secured term loan B facility, due November 2032, under the Credit Agreement.
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
Waterford. A Talen-owned and operated generation facility in Waterford Township, Ohio.
WECC. The Western Electricity Coordinating Council, a non-profit corporation that assures a reliable and secure bulk electric system in the Western Interconnection, covering all or parts of Montana, 13 other U.S. States, Canada, and Mexico.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALEN ENERGY CORPORATION

Date:	August 5, 2026	By:	/s/ Cole Muller
		Name:	Cole Muller
		Title:	Chief Financial Officer