Form 10-Q
period 2026-09-30
Talen Energy Corp
filed 2026-11-03
CIK 1622536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒
As of November 3, 2026, the registrant had outstanding 43,505,312 shares of common stock, par value $0.001 per share (“common stock”).

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
The risks, uncertainties, and other factors that could cause actual results to differ materially from the forward-looking statements made by us include those discussed in this Report, including but not limited to “Item 1A. Risk Factors” in this Report and our most recent Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”), as updated by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026 (our “2026 Quarterly Reports”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report.
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
In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. While we believe the estimated market and industry data included in this Report is generally reliable, such information is inherently uncertain and imprecise. Market and industry data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process, and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions, and estimates of the future performance of the markets in which we operate are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Information” and “Item 1A. Risk Factors” of this Report and our 2025 Annual Report, as updated by our 2026 Quarterly Reports. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us. Accordingly, you are cautioned not to place undue reliance on such market and industry data or any other such estimates.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars, except share data)	2026	2025	2026	2025
Energy and other revenues	$1,187	$604	$2,943	$1,552
Capacity revenues	323	166	767	303
Unrealized gain (loss) on derivative instruments (Note 2)	(183)	42	(507)	(23)
Operating Revenues (Note 3)	1,327	812	3,203	1,832

Fuel and energy purchases	(626)	(259)	(1,546)	(677)
Nuclear fuel amortization	(27)	(27)	(73)	(71)
Unrealized gain (loss) on derivative instruments (Note 2)	(7)	(6)	(48)	(31)
Energy Expenses	(660)	(292)	(1,667)	(779)

Operating Expenses
Operation, maintenance and development	(167)	(131)	(542)	(469)
General and administrative (Includes stock-based compensation of $(51), $(15), $(120) and $(42)) (Note 13)	(76)	(38)	(198)	(113)
Depreciation, amortization and accretion (Note 7)	(157)	(61)	(352)	(205)
Other operating income (expense), net	(12)	(27)	(51)	(43)
Operating Income (Loss)	255	263	393	223
Nuclear decommissioning trust funds gain (loss), net (Note 6)	18	81	130	149
Interest expense and other finance charges (Note 10)	(148)	(67)	(481)	(203)
Gain (loss) on sale of assets, net (Note 17)	66	25	69	36
Other non-operating income (expense), net	4	2	36	9
Income (Loss) Before Income Taxes	195	304	147	214
Income tax benefit (expense) (Note 4)	(57)	(97)	(38)	(70)
Net Income (Loss) Attributable to Stockholders	$138	$207	$109	$144
Per Common Share
Net Income (Loss) Attributable to Stockholders - Basic	$2.90	$4.52	$2.35	$3.15
Net Income (Loss) Attributable to Stockholders - Diluted	$2.88	$4.25	$2.33	$2.96
Weighted-Average Number of Common Shares Outstanding - Basic (in thousands)	47,625	45,684	46,388	45,694
Weighted-Average Number of Common Shares Outstanding - Diluted (in thousands)	47,973	48,582	46,757	48,588
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	2026	2025
Net Income (Loss)	$138	$207	$109	$144
Other Comprehensive Income (Loss)
Available-for-sale securities unrealized gain (loss), net (Note 6)	(43)	6	(52)	14
Income tax benefit (expense)	17	(2)	20	(5)
Gains (losses) arising during the period, net of tax	(26)	4	(32)	9
Available-for-sale securities unrealized (gain) loss, net (Note 6)	7	(2)	6	(4)
Postretirement benefit prior service (credits) costs, net (Note 12)	(1)	(1)	(3)	(3)
Income tax (benefit) expense	(3)	—	(2)	2
Reclassifications from AOCI, net of tax	3	(3)	1	(5)
Total Other Comprehensive Income (Loss)	(23)	1	(31)	4
Comprehensive Income (Loss) Attributable to Stockholders	$115	$208	$78	$148
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions of Dollars, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$335	$689
Restricted cash and cash equivalents (Note 16)	14	63
Accounts receivable (Note 3)	304	196
Inventory, net (Note 5)	316	278
Derivative instruments (Notes 2 and 11)	122	56
Other current assets	61	67
Total current assets	1,152	1,349
Property, plant and equipment, net (Note 7)	11,858	7,546
Nuclear decommissioning trust funds (Notes 6 and 11)	1,976	1,900
Derivative instruments (Notes 2 and 11)	9	4
Other noncurrent assets	92	106
Total Assets	$15,087	$10,905

Liabilities and Equity
Long-term debt, due within one year (Notes 10 and 11)	$29	$29
Accrued interest	169	60
Accounts payable and other accrued liabilities	391	281
Derivative instruments (Notes 2 and 11)	617	101
Stock-based compensation liabilities (Note 13)	2	501
Other current liabilities	82	78
Total current liabilities	1,290	1,050
Long-term debt (Notes 10 and 11)	9,540	6,782
Derivative instruments (Notes 2 and 11)	243	67
Postretirement benefit obligations (Note 12)	203	229
Asset retirement obligations and accrued environmental costs (Note 8)	500	494
Deferred income taxes	938	486
Acquired contract liabilities (Note 17)	734	662
Other noncurrent liabilities	36	42
Total Liabilities	$13,484	$9,812
Commitments and Contingencies (Note 9)

Stockholders' Equity (Note 15)
Common stock ($0.001 par value, 350,000,000 shares authorized) (a)	$—	$—
Additional paid-in capital	2,562	1,709
Accumulated retained earnings (deficit)	(947)	(612)
Accumulated other comprehensive income (loss)	(35)	(4)
Total Stockholders' Equity	1,580	1,093
Noncontrolling interests	23	—
Total Equity	1,603	1,093
Total Liabilities and Stockholders' Equity	$15,087	$10,905
__________________
(a)47,316,772 and 45,687,828 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions of Dollars)	2026	2025
Operating Activities
Net Income (Loss)	$109	$144
Non-cash reconciliation adjustments:
Unrealized (gains) losses on derivative instruments (Note 2)	535	68
Depreciation, amortization and accretion (Note 16)	285	208
Nuclear decommissioning trust funds (gain) loss, net (excluding interest and fees) (Note 6)	(88)	(112)
Nuclear fuel amortization (Note 7)	73	71
Deferred income taxes	14	44
Stock-based compensation (Note 13)	120	42
(Gain) loss on sales of assets, net (Note 17)	(66)	(36)
Other (Note 16)	30	38
Changes in assets and liabilities:
Accounts receivable	(70)	(57)
Inventory, net	(14)	35
Other assets	23	202
Accounts payable and accrued liabilities	61	(91)
Accrued interest	109	36
Collateral received (posted), net	(68)	(7)
Cash settlement of stock-based awards (Note 13)	(500)	—
Other liabilities	(63)	(161)
Net cash provided by (used in) operating activities	490	424

Investing Activities
Property, plant and equipment expenditures (Note 7)	(348)	(72)
Nuclear fuel expenditures (Note 7)	(101)	(94)
Nuclear decommissioning trust funds investment purchases (Note 6)	(564)	(1,852)
Nuclear decommissioning trust funds investment sale proceeds (Note 6)	530	1,827
Cornerstone Acquisition, net (Note 17)	(2,569)	—
Proceeds from the sale of assets (Note 17)	73	40
Other	16	(5)
Net cash provided by (used in) investing activities	(2,963)	(156)

Financing Activities
Debt issuances (Note 10)	4,000	—
Debt repayments (Note 10)	(1,222)	(13)
Deferred financing costs	(59)	(29)
Revolving credit facility borrowings (Note 10)	500	75
Revolving credit facility repayments (Note 10)	(500)	(75)
Share repurchases (Note 15)	(502)	(103)
Tax payments related to net-settled stock-based awards (Note 13)	(141)	—
Other	(6)	9
Net cash provided by (used in) financing activities	2,070	(136)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(403)	132
Beginning of period cash and cash equivalents and restricted cash and cash equivalents	752	365
End of period cash and cash equivalents and restricted cash and cash equivalents	$349	$497
See Note 16 for supplemental cash flow information.
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Millions of Dollars, except share data)	Common stock shares (a)	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Treasury Stock	Non controlling Interests	Total Equity
December 31, 2025	45,688	$1,709	$(612)	$(4)	$—	$—	$1,093
Net Income (Loss)	—	—	63	—	—	—	63
Other comprehensive income (loss)	—	—	—	(7)	—	—	(7)
Share repurchases	(300)	—	—	—	(101)	—	(101)
Retirement of treasury stock	—	(12)	(89)	—	101	—	—
Equity incentive plans	7	25	—	—	—	—	25
March 31, 2026	45,395	$1,722	$(638)	$(11)	$—	$—	$1,073

Net Income (Loss)	—	—	(92)	—	—	—	(92)
Other comprehensive income (loss)	—	—	—	(1)	—	—	(1)
Share repurchases	(550)	—	—	—	(196)	—	(196)
Retirement of treasury stock	—	(21)	(175)	—	196	—	—
Common stock issued in business combination	2,400	927	—	—	—	—	927
Changes in equity of noncontrolling interests	—	—	—	—	—	23	23
Equity incentive plans	655	(95)	—	—	—	—	(95)
June 30, 2026	47,900	$2,533	$(905)	$(12)	$—	$23	$1,639

Net Income (Loss)	—	—	138	—	—	—	138
Other comprehensive income (loss)	—	—	—	(23)	—	—	(23)
Share repurchases	(600)	—	—	—	(204)	—	(204)
Retirement of treasury stock	—	(24)	(180)	—	204	—	—
Equity incentive plans	16	53	—	—	—	—	53
September 30, 2026	47,317	$2,562	$(947)	$(35)	$—	$23	$1,603
__________________
(a)Shares in thousands.
The accompanying Notes to the Interim Financial Statements are an integral part of the financial statements.

TALEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Millions of Dollars, except share data)	Common stock shares (a)	Additional paid-in capital	Accumulated earnings (deficit)	AOCI	Treasury stock	Total Equity
December 31, 2024	45,962	$1,725	$(326)	$(12)	$—	$1,387
Net Income (Loss)	—	—	(135)	—	—	(135)
Other comprehensive income (loss)	—	—	—	2	—	2
Share repurchases	(452)	—	—	—	(85)	(85)
Retirement of treasury stock	—	(18)	(67)	—	85	—
Equity incentive plans	—	11	—	—	—	11
March 31, 2025	45,510	$1,718	$(528)	$(10)	$—	$1,180

Net Income (Loss)	—	—	72	—	—	72
Other comprehensive income (loss)	—	—	—	1	—	1
Equity incentive plans	149	(7)	—	—	—	(7)
June 30, 2025	45,659	$1,711	$(456)	$(9)	$—	$1,246

Net Income (Loss)	—	—	207	—	—	207
Other comprehensive income (loss)	—	—	—	1	—	1
Equity incentive plans	29	15	—	—	—	15
September 30, 2025	45,688	$1,726	$(249)	$(8)	$—	$1,469
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
Talen is a leading independent power producer and energy infrastructure company dedicated to powering the future. We own and operate approximately 15.5 GW of power infrastructure in the United States, including 2.2 GW of nuclear power and a significant dispatchable fossil fleet. We produce and sell electricity, capacity, and ancillary services into wholesale U.S. power markets, with generation in the Mid-Atlantic, Ohio, Indiana, and Montana. Talen is headquartered in Houston, Texas.
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
Open commodity purchase (sales) derivatives range in maturity through 2033. The net notional volumes of commodity derivatives were:

	September 30, 2026 (a)	December 31, 2025 (a)
Power (MWh)	(82,616,910)	(59,634,723)
Natural gas (MMBtu)	253,213,772	169,209,022
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
Open interest rate derivatives range in maturity through 2029. The net notional volumes of open interest rate derivatives were:

	September 30, 2026	December 31, 2025
Interest rate (in millions)	$700	$990
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
Outstanding accounts receivable include those from sales of capacity, generated electricity, and ancillary services through contracts directly with ISOs and RTOs and realized settlements of physical and financial derivative instruments with commodity marketers. Additionally, Talen carries accounts receivable due from joint owners for their portion of operating and capital costs for certain jointly owned facilities that are operated by the Company. The majority of outstanding receivables, which are continually monitored, have customary payment terms. The allowance for doubtful accounts was a non-material amount as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, Talen’s aggregate credit exposure, which excludes the effects of netting arrangements, cash collateral, LCs, and any allowances for doubtful collections, was $1.3 billion and its credit exposure including such netting effects was $70 million. Excluding ISO and RTO counterparties, whose accounts receivable settlements and congestion products are subject to applicable market controls, the ten largest single net credit exposures account for 89% of Talen’s total net credit exposure, which primarily relate to entities with investment grade credit ratings.

Certain derivative instruments contain credit risk-related contingent features, which may require us to provide cash collateral, LCs, or guarantees from a creditworthy entity if the fair value of a liability eclipses a certain threshold or upon a decline in Talen’s credit rating. The fair values of derivative instruments in a net liability position, and that contain credit risk-related contingent features, were non-material as of September 30, 2026 and December 31, 2025.
Derivative Instrument Presentation
Balance Sheets Presentation. The fair value of derivative instruments presented within assets and liabilities on the Consolidated Balance Sheets were:

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$118	$617	$56	$97
Interest rate contracts	4	—	—	4
Total current derivative instruments	122	617	56	101
Commodity contracts	5	243	4	59
Interest rate contracts	4	—	—	8
Total non-current derivative instruments	$9	$243	$4	$67

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
Effect of Netting. Generally, the right of setoff within master netting arrangements permits the fair value of derivative assets to be offset with derivative liabilities. As an election, derivative assets and derivative liabilities are presented on the Consolidated Balance Sheets with the effect of such permitted netting as of September 30, 2026 and December 31, 2025.
The net amounts of “Derivative instruments” presented as assets and liabilities on the Consolidated Balance Sheets considering the effect of permitted netting and where cash collateral is pledged in accordance with the underlying agreement were:

	Gross Derivative Instruments	Eligible for Offset	Net Derivative Instruments	Collateral (Posted) Received	Net Amounts
September 30, 2026
Assets	$1,025	$(780)	$245	$(114)	$131
Liabilities	1,866	(780)	1,086	(226)	860
December 31, 2025
Assets	$456	$(396)	$60	$—	$60
Liabilities	608	(396)	212	(44)	168

Statements of Operations Presentation. The location and pre-tax effect of “Derivative instruments” presented on the Consolidated Statements of Operations for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gain (loss) on commodity contracts
Energy revenues (a)	$(153)	$72	$(415)	$88
Fuel and energy purchases (a)	(93)	(36)	(67)	(17)
Unrealized gain (loss) on commodity contracts
Operating revenues (b)	(183)	42	(507)	(23)
Energy expenses (b)	(7)	(6)	(48)	(31)
Realized and unrealized gain (loss) on interest rate contracts
Interest expense and other finance charges	7	—	18	(13)
__________________
(a)Does not include those derivative instruments that settle through physical delivery.
(b)Presented as “Unrealized gain (loss) on derivative instruments” on the Consolidated Statements of Operations.

3. Revenue
The components of operating revenues for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Electricity sales and ancillary services, ISO/RTO	$1,284	$496	$3,246	$1,385
Capacity revenues	323	166	767	303
Physical electricity sales, bilateral contracts, other	56	35	112	72
Total revenue from contracts with customers	1,663	697	4,125	1,760
Realized and unrealized gain (loss) on derivative instruments	(336)	115	(922)	65
Other revenue	—	—	—	7
Operating revenues	$1,327	$812	$3,203	$1,832
Accounts Receivable
“Accounts receivable” presented on the Consolidated Balance Sheets were:

	September 30, 2026	December 31, 2025
Customer accounts receivable	$258	$160
Other accounts receivable	46	36
Accounts receivable	$304	$196
During the nine months ended September 30, 2026 and 2025, there were no significant changes in accounts receivable other than normal receivable recognition and collection transactions. See Note 2 for additional information on Talen’s credit risk on the carrying value of its receivables.
Future Performance Obligations
Talen’s estimated future fixed fee performance obligations primarily include capacity volumes awarded, net of capacity repurchases by the Company, through PJM BRAs and incremental PJM capacity auctions, and components of capacity contracts with customers for which consideration is fixed and determinable. See Note 9 for additional information on the PJM BRAs.
Future performance obligations that were unsatisfied or partially unsatisfied were:

	2026 (a)	2027	2028	2029	2030	Thereafter (b)	Total
Expected capacity revenues (c)	$319	$1,270	$1,248	$529	$36	$109	$3,511
__________________
(a)Estimated for the period from October 1, 2026 through December 31, 2026.
(b)Contractual maturities through 2035.
(c)Includes capacity revenues from volumes awarded in PJM BRAs through May 2029.
PJM Capacity Monetization
On October 1, 2026, TEM closed on a capacity monetization agreement with an unaffiliated third party, transferring its rights of future cash flows related to an aggregate $1.5 billion of certain future capacity revenues awarded by PJM and cleared by TEM in PJM BRAs. Such revenues are associated with cleared volumes of approximately 6.5 GW and 6.0 GW for the 2027/2028 and 2028/2029 PJM Capacity Years, respectively. In exchange, TEM was advanced $1.5 billion of proceeds which were reduced by a $157 million discount. The proceeds advanced to TEM will be repaid by PJM to the third party from monthly settlements of PJM capacity revenues beginning in June 2027 until the expiration of the arrangement in May 2029. The Company used the $1.3 billion of net proceeds from this arrangement to fund accelerated share repurchases. See Note 15 for additional information on accelerated share repurchases.
Talen remains responsible for operating its generation facilities, retains the obligation to perform as a PJM generation capacity resource with respect to the capacity sold in the transaction, has retained its rights for any earned capacity performance bonus payments, and has retained the risks associated with performance deficiency penalties.
As Talen continues to have future capacity performance obligations to PJM, amounts advanced to Talen under the arrangement will be presented as a liability on the Consolidated Balance Sheets. Capacity revenues are expected to be recognized over a period of time consistent with the fulfillment of the Company’s obligations to PJM. The $157 million discount is an implied finance charge, subject to amortization through expiry of the arrangement, and will be presented as “Interest expense and other finance charges” on the Consolidated Statements of Operations.

The future expected capacity monetization repayments are:

	2026	2027	2028	2029	2030	Total
Expected amortization of deferred capacity obligation	$—	$432	$757	$311	$—	$1,500
4. Income Taxes
Effective Tax Rate Reconciliations
The reconciliations of the effective tax rate for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$195	$304	$147	$214
Income tax benefit (expense)	(57)	(97)	(38)	(70)
Effective tax rate	29.2%	31.9%	25.9%	32.7%
Income tax benefit (expense) computed at the federal income tax statutory tax rate of 21%	$(41)	$(64)	(31)	(45)
Additional tax benefit (expense) due to:
Permanent differences	(8)	(13)	34	2
NDT taxes	(3)	(13)	(20)	(23)
Change in state rate	—	—	(17)	—
State income taxes, net of federal benefit	(5)	(7)	(4)	(4)
Income tax benefit (expense)	$(57)	$(97)	$(38)	$(70)

5. Inventory

	September 30, 2026	December 31, 2025
Coal	$71	$94
Oil products	72	57
Fuel inventory for electric generation	143	151

Materials and supplies, net	171	124
Environmental products	2	3
Inventory, net	$316	$278
6. Nuclear Decommissioning Trust Funds

	September 30, 2026				December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents	$—	$—	$—	$—	$16	$—	$—	$16
Equity securities	259	800	(7)	1,052	385	739	(19)	1,105
Debt securities	946	1	(43)	904	773	7	(3)	777
Receivables (payables), net	20	—	—	20	2	—	—	2
NDT funds	$1,225	$801	$(50)	$1,976	$1,176	$746	$(22)	$1,900
See Note 11 for additional information on the NDT fair value. There were no available-for-sale debt securities with credit losses as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, there was no intent to sell available-for-sale debt securities with unrealized losses, and it is not more likely than not that each of these investments will be required to be sold before the recovery of its amortized cost. The aggregate fair value of available-for-sale debt securities with unrealized losses as of September 30, 2026 was:

	Fair Value	Unrealized Losses
Corporate debt securities	$358	$(16)
Municipal debt securities	70	(5)
U.S. Government debt securities	423	(22)
Debt securities in unrealized loss position	$851	$(43)
As of September 30, 2026, the aggregate fair value of debt securities whose carrying value was below the purchase price for a duration of one year or longer was $65 million and the unrealized losses related to such securities were non-material.
The contractual maturities for available-for-sale debt securities presented on the Consolidated Balance Sheets were:

	September 30, 2026	December 31, 2025
Maturities within one year	$23	$23
Maturities within two to five years	253	233
Maturities thereafter	628	521
Debt securities, fair value	$904	$777
The sales proceeds, gains, and losses for available-for-sale debt securities for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales proceeds of NDT funds investments (a)	$162	$433	$298	$1,601
Realized gains	1	2	3	9
Realized losses	(9)	—	(10)	(5)
__________________
(a)Sales proceeds are used to pay income taxes and trust management fees. Remaining proceeds are reinvested in the NDT.
The net unrealized gains and losses recognized associated with equity securities still held at the end of the reporting periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity securities, unrealized gains (losses)	$(14)	$66	$74	$103

7. Property, Plant and Equipment

		September 30, 2026			December 31, 2025
	Estimated Useful Life (years)	Gross Value	Accumulated Depreciation	Carrying Value	Gross Value	Accumulated Depreciation	Carrying Value
Electric generation	3-37	$11,767	$(775)	$10,992	$7,522	$(481)	$7,041
Nuclear fuel	1-6	458	(223)	235	403	(213)	190
Other property and equipment	3-24	333	(15)	318	63	(11)	52
Capitalized software	1-5	11	(6)	5	10	(5)	5
Construction work in progress		308	—	308	258	—	258
Property, plant and equipment, net		$12,877	$(1,019)	$11,858	$8,256	$(710)	$7,546

The components of “Depreciation, amortization and accretion” presented on the Consolidated Statements of Operations for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense (a)	$141	$46	$306	$153
Amortization expense (b)	1	1	2	9
Accretion expense (c)	15	14	44	43
Depreciation, amortization and accretion	$157	$61	$352	$205
__________________
(a)Electric generation and other property and equipment.
(b)Intangible assets and capitalized software.
(c)ARO and accrued environmental cost accretion. See Note 8 for additional information.
The cost of nuclear fuel and the amortization of nuclear fuel intangible assets are presented as “Nuclear fuel amortization” on the Consolidated Statements of Operations.
RMR Arrangements
In August 2026, the FERC approved the extensions of the Brandon Shores and H.A. Wagner RMR agreements through May 31, 2031.
See Note 9 for additional information.
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
As of September 30, 2026, the fair values of certain conditional AROs as a result of the EPA CCR Rule cannot be determined. See Note 9 for additional information on a recent EPA proposal to rescind certain provisions of the EPA CCR Rule.
The carrying value of AROs and accrued environmental costs were:

	September 30, 2026	December 31, 2025
Asset retirement obligations	$534	$514
Accrued environmental costs	21	20
Total asset retirement obligations and accrued environmental costs	555	534
Less: asset retirement obligations and accrued environmental costs due within one year (a)	55	40
Asset retirement obligations and accrued environmental costs due after one year	$500	$494
__________________
(a)Presented as “Other current liabilities” on the Consolidated Balance Sheets.
The changes of the ARO carrying value during the period were:

2026
Carrying value January 1,	$514
Obligations settled	(28)
Accretion expense	43
Changes in estimates and (or) settlement dates	—
Obligations incurred	5
Carrying value, September 30,	$534

The disaggregation of ARO carrying values on the Consolidated Balance Sheets was:

	September 30, 2026	December 31, 2025
Nuclear (a)	$298	$272
Non-nuclear (b)	236	242
Carrying value	$534	$514
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
Brunner Island CCR Litigation. In April 2025, the Center for Biological Diversity (the “CBD”) filed a citizen suit in the U.S. District Court for the Middle District of Pennsylvania alleging that the Company and its subsidiary, Brunner Island, LLC, have failed to comply with groundwater monitoring and corrective action requirements at Brunner Island’s Ash Basin 5 and have therefore violated the RCRA and the EPA CCR Rule. The complaint seeks declaratory and injunctive relief. Talen believes the alleged claims are without merit and that the CBD’s factual and legal conclusions are incorrect. Talen filed a motion to dismiss the lawsuit which was followed by an amicus brief from the Utility Solid Waste Activities Group in support of Talen’s motion. The U.S. District Court for the Middle District of Pennsylvania denied the motion to dismiss in September 2026, and the litigation is ongoing. No assurance can be provided as to the outcome of the litigation or its impacts on Talen’s operations.

Freedom Title V Permit Appeal. In December 2025, an individual appealed the Title V permit renewal for Freedom to the Pennsylvania Environmental Hearing Board (“EHB”). The appellant alleged that the Pennsylvania Department of Environmental Protection did not adhere to procedural requirements when renewing the permit. In August 2026, Talen filed a motion for summary judgment, requesting the EHB dismiss the appeal. The EHB granted Talen’s motion and dismissed the appeal in October 2026. However, the appellant filed a motion asking the EHB to reconsider its decision. No assurance can be provided as to the outcome of the administrative appeal.

Winter Storm Uri Lawsuits. In connection with the sale of Talen’s generating facilities in Texas in May 2024, the Company retained certain potential liabilities relating to claims filed from 2021 onward against its former Texas subsidiaries seeking unspecified damages for alleged losses caused by the defendants’ failure to provide sufficient power to the grid during Winter Storm Uri. The claims also allege similar liability against numerous other power market participants. These cases were transferred to a single multi-district litigation (MDL) court. In January 2023, the MDL court ruled on various motions to dismiss, but denied the motions to dismiss filed by the generator defendants. In December 2023, the Texas First Court of Appeals granted a mandamus petition and instructed the MDL court to grant the motions to dismiss filed by the generator defendants. In early 2025, the plaintiffs filed for mandamus relief in the Texas Supreme Court seeking to overturn the Texas First Court of Appeals. In March 2026, the Texas Supreme Court denied the plaintiffs’ requests. In October 2026, the MDL court entered orders dismissing the five principal “bellwether” cases against the generator defendants, and is developing procedures to address dismissal of the remaining cases. While Talen expects the remaining cases against Talen’s former subsidiaries to be dismissed, the cases remain pending at this time. If the cases are not dismissed, Talen’s maximum potential damages for claims filed prior to the restructuring are expressly limited by Talen’s plan of reorganization to payments from Talen’s insurers. However, claims filed after the restructuring by plaintiffs who did not receive effective notice of the restructuring, if any, may not be subject to the limitations in the plan. Talen cannot predict the effect of an adverse outcome for any such claims.
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
PJM Capacity Market Reform. Over the last several years, PJM has requested to delay multiple Base Residual Auctions in order for PJM to propose market reforms. In October 2024, PJM formally requested, and the FERC approved, a six-month delay to the scheduled PJM BRA for the 2029/2030 PJM Capacity Year to December 2026. Currently, the auction for the 2030/2031 PJM Capacity Year in May 2027 is scheduled on a non-delayed basis. Talen can provide no assurance that these or any scheduled PJM BRAs will be held on such dates or at all.
PJM, at the urging of the Commonwealth of Pennsylvania and with the FERC’s acceptance, imposed a price collar with an approximate minimum and maximum price of $175/MWd and $325/MWd, respectively, which was effective for the 2026/2027 and 2027/2028 PJM BRAs. In April 2026, the FERC approved the extension of the same price collar framework for the 2028/2029 and 2029/2030 PJM Capacity Years.
In May 2026, PJM published a report examining the causes of the growing capacity shortfall and initiated the holistic market review called for by the PJM Board. PJM is holding a series of meetings to discuss proposed pathways with stakeholders, with the next two workshops scheduled in October 2026. As with the other PJM stakeholder processes, the Company is participating.
Brandon Shores and H.A. Wagner RMR Agreements. In May 2025, the FERC approved each of the Brandon Shores and H.A. Wagner RMR agreements, under which: (i) Talen will operate the generation facilities in accordance with such arrangements from June 1, 2025 through May 31, 2029, or until such time as the necessary third-party transmission upgrades are placed into service; (ii) Brandon Shores will earn annual fixed-cost payments of $145 million ($312/MWd), inclusive of a $5 million per year unit performance “hold back;” (iii) H.A. Wagner will earn annual fixed-cost payments of $35 million ($137/MWd), inclusive of a $2.5 million per year unit performance “hold back;” and (iv) each facility will receive separate reimbursement for variable costs and approved project investments. In August 2025, the Maryland Office of People’s Counsel filed an appeal of the FERC’s order approving the Brandon Shores and H.A. Wagner RMR agreements. The Company has intervened in that proceeding and plans to participate.
In May 2026, PJM formally requested extension of the RMR agreements through May 31, 2031. The extension RMR agreements were filed with the FERC in June 2026 and allow for an increase of annual fixed-cost payments to account for cost-of-living adjustments to wages and additional project investments. The Maryland Office of People's Counsel and the Independent Market Monitor filed protests. In August 2026, the FERC approved the extension of the RMR agreements. In September 2026, the Maryland Office of People’s Counsel submitted a request for rehearing of the order.
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
In June 2026, the FERC issued tailored FPA Section 206 Show Cause Orders to each of the RTO/ISOs, including PJM in lieu of a nation-wide rulemaking. Each order asked the RTO to explain or revise its tariff in five key areas: (i) large load interconnection process; (ii) cost allocation; (iii) providing new transmission services for flexible large loads; (iv) behind the meter generation and co-located loads; and (v) developing a process to study generating facilities that serve electrically proximate and co-located loads. PJM was given 60 days to respond; however, the FERC held this deadline in abeyance after PJM issued its intention to address the FERC’s concerns through a Section 205 filing. That filing is expected by November 16, 2026.
PJM Reliability Backstop Procurement and Interim Resource Adequacy Service. In February 2026, PJM launched a series of workshops to develop a proposal for a reliability backstop procurement (“RBP”), a one-time, transitional procurement of capacity to begin to address the expected future load growth in the PJM region. As with the CIFP process, the Company is actively participating and presented a joint proposal with a cross-sector coalition. In April 2026, PJM staff presented its initial proposal for a two-phase RBP. The first phase, which would run from September 2026 to March 2027, entailed PJM acting as a “matchmaker” for bilateral contracts; the second phase, which would not commence until March 2027, was a centralized procurement. Additional workshops to receive feedback on the proposal and receive alternative proposals were held in May and June 2026. At the end of the process, PJM stakeholders approved an alternative proposed by the Joint Electric Distribution Companies with the Data Center Coalition. This alternative proposal included a backstop procurement based on a voluntary “registry-based subscription model” rather than forecasted demand and a $555/MWd cap. On July 31, 2026, PJM filed its final version of the RBP with the FERC. The final version of the procurement included a one-time pay-as-bid auction based on the recent 2028/2029 PJM BRA shortfall of 6.8 GW. The proposal called for capacity contracts for 15 years with the auction starting in September 2026 with new capacity to go online by 2032. In addition, it contained a maximum bid price that is capped at the volume-weighted average of levelized costs of all selected offers, with that value set at $555/MWd. In September 2026, the FERC issued an order on the RBP accepting most of these terms but taking issue with the proposed cost allocation, transmission owner exit provisions, and collateral requirements. The FERC’s decision delayed commencement of the RBP until 2027 and encouraged PJM to refile. On October 29, 2026, PJM filed a revised proposal addressing the FERC’s concerns with the initial proposal and proposing the RBP commence on March 1, 2027.
In August 2026, PJM proposed a new interim resource adequacy service (“IRAS”) to the FERC to address how large load customers who do not bring their own new power supply can connect to the grid. The proposal envisioned a new emergency procedure in which PJM, during times of low supply, would notify utilities to reduce or transfer demand from new large load customers who have not brought their own new capacity or had their capacity needs covered through the RBP. The Company filed a protest at the FERC arguing that IRAS unduly discriminates against new large load and existing generation, encroaches on States’ jurisdiction, and is likely to result in increased costs and decreased system reliability. On October 9, 2026, the FERC issued an order largely rejecting the IRAS proposal. PJM has not yet announced how it plans to proceed.
PJM Governance and Stakeholder Processes Reform. In September 2026, following a technical conference led by the FERC Commissioners in July 2026, the FERC initiated a facilitated dispute resolution process. Representatives from each sector and the PJM States negotiated board independence, filing rights, stakeholder process, and States’ involvement. The Company participated in these confidential discussions. PJM is expected to submit a reform proposal to the FERC soon.

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

EPA MATS Rule. In May 2024, the EPA published a rule that requires coal-fired generation facilities to reduce particulate matter emissions by the middle of 2027 (or 2028, if an extension is approved) (the “2024 EPA MATS Rule”). Challenges to the 2024 EPA MATS Rule were filed in the D.C. Circuit Court of Appeals, including by Talen and 23 states. The appeal on the merits of the 2024 rule remains pending in the D.C. Circuit Court of Appeals, but the litigation has been held in abeyance since February 2025, while the EPA reconsidered the rule. In February 2026, the EPA completed its reconsideration and issued a final rule repealing the lower particulate matter standards set in the 2024 amendments and reverting to particulate matter standards promulgated in the 2012 EPA MATS Rule (the “MATS Repeal Rule”). In March 2026, environmental groups challenged the MATS Repeal Rule in the D.C. Circuit Court of Appeals. Talen filed a motion to intervene in the MATS Repeal Rule litigation in April 2026, which was granted in July 2026. The D.C. Circuit Court of Appeals issued an order holding the challenge to the 2024 EPA MATS Rule in abeyance until the litigation over EPA’s MATS Repeal Rule is fully resolved. In April 2026, environmental groups challenging the MATS Repeal Rule also filed an administrative petition requesting that the EPA reconsider the final rule. In May 2026, the petitioners filed a motion requesting that the D.C. Circuit Court of Appeals hold litigation over the MATS Repeal Rule in abeyance for six months to allow the EPA to act on their petition for reconsideration. The D.C. Circuit Court of Appeals granted that motion in August 2026 and directed the parties to file motions to govern further proceedings by November 18, 2026. The EPA has filed a motion asking the court to reconsider its abeyance order. No assurance can be provided as to whether the MATS Repeal Rule will survive judicial challenge and when such challenges will be resolved. Colstrip was not expected to meet the 2024 particulate matter standard without substantial upgrades to its control equipment. As a result, if the MATS Repeal Rule is vacated by a court or reconsidered by the EPA in the future, Talen Montana and the other Colstrip co-owners may face the decision either to invest in new cost-prohibitive control equipment or retire the Colstrip facility. Such a decision must be evaluated in conjunction with other compliance requirements.

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
The D.C. Circuit Court of Appeals has held the litigation in abeyance since February 2025 to allow the EPA to reconsider the rule. No assurance can be provided as to when the challenges to the EPA GHG Rule will be resolved or whether such challenges will be resolved in the Company’s favor. In June 2025, the EPA released a proposed rule to repeal all GHG emission standards for fossil fuel-fired power plants. As an alternative, the EPA proposed a narrower repeal of GHG standards, which would eliminate all emissions guidelines and standards for existing power plants and the Phase 2 GHG emissions standards that would apply to new combustion turbines beginning in 2032. Under the alternative proposal, Phase 1 GHG emissions standards applicable to new and reconstructed baseload fossil fuel-fired stationary combustion turbines would be retained. The EPA finalized the alternative proposal in September 2026. Environmental groups have challenged the final rule in the D.C. Circuit Court of Appeals. Separately, the EPA issued a supplemental proposal to further repeal all remaining GHG standards for power plants. In the supplemental proposal, the EPA proposes to find that it lacks statutory authority under Section 111 of the Clean Air Act to regulate GHG emissions from power plants. No assurance can be provided as to whether the final rule will survive judicial review and whether the supplemental proposal will be finalized. The EPA has also in the past stated its intent to develop GHG regulations for existing natural gas combustion turbines; however, no rule has been proposed, and no recent statements have been made. Operating decisions about the future of Colstrip are highly dependent on the fate of the EPA GHG Rule as well as the EPA MATS Rule. Given the legal and regulatory uncertainties with both rules, it is possible the Company will be required to make decisions about Colstrip’s future before it has clarity about the outcome of litigation and (or) the EPA’s regulations.
GHG Endangerment Finding. In February 2026, the EPA issued a final rule rescinding its 2009 finding that GHG emissions endanger public health and welfare and repealing all GHG emissions standards for light-, medium-, and heavy-duty vehicles and engines. The EPA made the 2009 endangerment finding in order to promulgate GHG emission standards for new motor vehicles under Section 202(a) of the Clean Air Act and has subsequently relied on this finding as a basis to regulate other sources of GHGs. In the final rule, the EPA states it must rescind the endangerment finding because it lacks the statutory authority to regulate GHG emissions from vehicles in response to global climate changes concerns. Citizen groups, states, municipalities and cities have challenged the final rule in the D.C. Circuit Court of Appeals. In May 2026, a citizen group representing 18 youth plaintiffs filed a motion requesting that the D.C. Circuit Court of Appeals stay the final rule pending the court’s review. The D.C. Circuit Court of Appeals has not yet ruled on the stay motion. Environmental groups, a coalition of state and local governments, a labor union, and a zero-emission vehicle advocacy group also filed four separate petitions for administrative reconsideration with the EPA. In June 2026, the petitioners notified the EPA that they intended to sue the agency to compel action on their administrative petitions for reconsideration. In July 2026, environmental groups and states filed a separate motion asking the D.C. Circuit Court of Appeals to pause the litigation to allow the EPA to take action on their reconsideration petition. No assurance can be provided as to whether the rule will survive judicial challenge or administrative reconsideration.

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
In March 2025, the EPA announced that it will revise the EPA ELG Rule as part of its deregulation agenda while considering immediate relief from some of the existing leachate requirements. In September 2025, the EPA issued a direct final rule extending a short-term deadline and a companion proposal extending many compliance deadlines for the 2024 EPA ELG Rule and providing some flexibility relating to some deadlines in the 2020 ELG Rule. In November 2025, the EPA issued a notice withdrawing the direct final rule due to the receipt of adverse comments. The EPA finalized its proposal in December 2025. Among other things, the final rule extends zero-discharge compliance deadlines established in the 2024 EPA ELG Rule by five years from December 31, 2029 to December 31, 2034. The extension rule has been legally challenged by environmental groups. These challenges have been consolidated in the U.S. Court of Appeals for the Second Circuit and remain ongoing. In March 2026, the court granted UWAG’s motion to intervene in the consolidated litigation. In May 2026, the EPA issued a separate proposal to revise the 2024 ELG for unmanaged combustion residual leachate (“UCRL”). In the proposed rule, the EPA outlines three proposed regulatory options to address UCRL, proposes new provisions to clarify the applicability of UCRL limits, and seeks additional information to inform further potential revisions to the 2024 EPA ELG Rule. Talen submitted comments on the proposal in June 2026. The comment period for the proposal ended on June 17, 2026. No assurance can be provided as to whether the EPA will finalize changes to the EPA ELG Rule and whether any changes will survive judicial review.

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
In March 2025, the EPA announced that it would prioritize the coal ash program by expediting state permit reviews. The EPA also announced it would reform the EPA CCR Rule and provided in the Legacy CCR Rule litigation proceeding that EPA CCR Rule reforms will be completed in 2026. As an initial reform step, in February 2026, the EPA issued a final rule extending compliance deadlines for elements in the Legacy CCR Rule, including required applicability assessments, the initiation of new groundwater monitoring detection, and the initiation of unit closure. In April 2026, the EPA issued a proposal to amend various provisions in the CCR regulations. Among other things, the EPA proposes to rescind all requirements for CCRMUs, restore the categorical exemption for onsite beneficial use of CCR, and allow for site-specific flexibilities for closures of CCR units through a CCR permitting program. The comment deadline for the CCR proposal was June 29, 2026. Talen submitted comments in support of the EPA’s proposed amendments to the CCR regulations. In May 2026, the EPA also reopened the comment period for its 2020 proposal to establish a federal permit program for the disposal of CCR. Talen submitted comments in support of a federal CCR permit program. In July 2026, the EPA issued an advanced notice of proposed rulemaking for the potential establishment of a CCR general permit program. Talen submitted comments on the advanced notice in October 2026. No assurance can be provided as to when and how federal CCR regulations will change further, when the legal challenges to the Legacy CCR Rule will be resolved, how the EPA’s interpretations or further EPA CCR Rule reforms will be resolved, or whether such challenges will be decided in the Company’s favor.
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
As of September 30, 2026, the Company has recognized cost estimates in complying with the Legacy CCR Rule’s initial compliance requirements and deadlines, including the initial groundwater monitoring requirements. The Company does not yet have sufficient information available to estimate costs for the future compliance obligations under the rule. As the Company continues its applicability evaluations and site assessments to determine the scope of work on its properties imposed by the new rule, additional new AROs and (or) revisions could be required. It is expected estimates will be available, under the timeline provided for by the regulations, as described above, at the completion of the initial facility evaluation reports or at the completion of a subsequent site investigation. Such AROs or ARO changes could be material and, as a result, may have a material impact on Talen’s operations and (or) financial condition.
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

Surety Bonds. Surety bonds provide financial performance assurance to third parties on behalf of certain Company subsidiaries for obligations including but not limited to environmental obligations and AROs. In the event of nonperformance by the applicable subsidiary, the beneficiary would make a claim to the surety, and the Company would be required to reimburse any payment by the surety. Talen’s liability with respect to any particular surety bond is released once the obligations secured by the surety bond are performed. Surety bond providers generally have the right to request additional collateral or request that such bonds be replaced by alternate surety providers. As of September 30, 2026 and December 31, 2025, the aggregate amount of surety bonds outstanding was $224 million and $228 million, respectively, including surety bonds posted on behalf of Talen Montana as discussed below.
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
The aggregate amount of surety bonds posted to the MDEQ on behalf of Talen Montana’s proportionate share of such activities was $103 million and $114 million as of September 30, 2026 and December 31, 2025, respectively. Talen Montana’s surety bond requirements may increase due to scope changes, cost revisions, and (or) other factors when the MDEQ conducts annual reviews of approved remediation and closure plans as required under the Colstrip AOC. The surety bond requirements are expected to decrease as Colstrip’s coal ash impoundments remediation and closure activities are completed. See Note 8 for additional information on Colstrip AROs.
10. Long-Term Debt and Other Credit Facilities
TES is the borrower/issuer under all the Company’s debt and credit facilities. As of September 30, 2026, TES was not in default under any of its debt or credit agreements.
Long-Term Debt

	Interest Rate (a)	September 30, 2026	December 31, 2025
TLB-1	5.48%	$842	$848
TLB-2	5.48%	835	842
TLB-3	5.32%	1,191	1,200
Secured Notes	8.625%	—	1,200
2031 Unsecured Notes	6.125%	1,500	—
2033 Unsecured Notes	6.375%	2,500	—
2034 Unsecured Notes	6.250%	1,400	1,400
2036 Unsecured Notes	6.500%	1,290	1,290
PEDFA 2009B Bonds	5.25%	50	50
PEDFA 2009C Bonds	5.25%	81	81
Total principal		9,689	6,911
Unamortized deferred financing costs and original issuance discounts		(120)	(100)
Total carrying value		9,569	6,811
Less: long-term debt, due within one year		29	29
Long-term debt		$9,540	$6,782
__________________
(a)Computed interest rate as of September 30, 2026, except the interest rate related to the Secured Notes which were redeemed in April 2026.
Revolving Credit and Other Facilities

		September 30, 2026				December 31, 2025
	Maturity	Committed Capacity (a)	Direct Cash Borrowings	LCs Issued	Unused Capacity	Committed Capacity (a)	Direct Cash Borrowings	LCs Issued	Unused Capacity
RCF	December 2029	$1,350	$—	$—	$1,350	$900	$—	$—	$900
LCF	December 2029	1,500	N/A	482	1,018	1,100	N/A	448	652
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
Other Material Terms; Security Interests
See Note 13 to the Annual Financial Statements for a description of the other material terms of the obligations outlined above and for additional information on the security interests and guarantees supporting these obligations. In addition to the obligations outlined under “Long-Term Debt” and “Revolving Credit and Other Facilities” above, secured obligations included approximately $1.1 billion under Secured ISDAs as of September 30, 2026.

11. Fair Value
Recurring Fair Value Measurements
Financial assets and liabilities reported at fair value on a recurring basis primarily include energy commodity derivatives, interest rate derivatives, and investments held within the NDT. See Note 1 to the Annual Financial Statements for additional descriptions on fair value levels.
The classifications of recurring fair value measurements within the fair value hierarchy were:

	September 30, 2026					December 31, 2025
	Level 1	Level 2	NAV	Netting (a)	Total	Level 1	Level 2	NAV	Netting (a)	Total
Assets
Cash equivalents	$—	$—	$—	$—	$—	$—	$—	$16	$—	$16
Equity securities (b)	984	—	68	—	1,052	871	—	234	—	1,105
U.S. government debt securities	215	208	—	—	423	297	102	—	—	399
Municipal debt securities	—	72	—	—	72	—	101	—	—	101
Corporate debt securities	—	409	—	—	409	—	277	—	—	277
Receivables (payables), net (c)	—	—	—	—	20	—	—	—	—	2
NDT funds	1,199	689	68	—	1,976	1,168	480	250	—	1,900

Commodity derivatives	875	142	—	(894)	123	361	95	—	(396)	60
Interest rate derivatives	—	8	—	—	8	—	—	—	—	—
Total assets	$2,074	$839	$68	$(894)	$2,107	$1,529	$575	$250	$(396)	$1,960

Liabilities
Commodity derivatives	$985	$880	$—	$(1,005)	$860	$407	$189	$—	$(440)	$156
Interest rate derivatives	—	—	—	—	—	—	12	—	—	12
Total liabilities	$985	$880	$—	$(1,005)	$860	$407	$201	$—	$(440)	$168
__________________
(a)Amounts represent netting pursuant to master netting arrangements and cash collateral held or placed with the same counterparty.
(b)Includes fixed income funds and real estate investment trusts.
(c)Represents: (i) interest and dividends earned but not received; (ii) net sold or purchased investments, but not settled; and (iii) cash on hand.
There were no recurring fair value measurements classified as Level 3 as of September 30, 2026 and December 31, 2025.
Nonrecurring Fair Value Measurements
There were no material nonrecurring fair value measurements during the three and nine months ended September 30, 2026 and 2025.
Reported Fair Value
The carrying value of certain financial assets and liabilities on the Consolidated Balance Sheets, including “Cash and cash equivalents,” “Restricted cash and cash equivalents,” “Accounts receivable,” and “Accounts payable and other accrued liabilities” approximate fair value.
The carrying value and fair value (classified as Level 2) of indebtedness presented on the Consolidated Balance Sheets were:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (a)	$9,569	$9,344	$6,811	$7,069
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
The components of net periodic benefit costs for the periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Postretirement benefits service cost (a)	$1	$1	$2	$2

Postretirement benefit (gain) loss
Interest cost	$16	$17	$49	$51
Expected return on plan assets	(19)	(19)	(56)	(56)
Amortization of:
Postretirement prior service cost (credit)	(1)	(1)	(3)	(3)
Postretirement benefit (gain) loss, net (b)	$(4)	$(3)	$(10)	$(8)

Net periodic defined benefit cost (credit)	$(3)	$(2)	$(8)	$(6)
__________________
(a)Activity presented as “Operation, maintenance and development” on the Consolidated Statements of Operations.
(b)Activity presented as “Other non-operating income (expense), net” on the Consolidated Statements of Operations.
Talen Montana Pension Plan
On October 1, 2026, the Company notified the participants of the Talen Montana defined benefit plan of its intent to terminate the plan effective December 1, 2026.
13. Stock-Based Compensation
In June 2023, TEC began granting performance stock units (“PSUs”) and restricted stock units (“RSUs”) to certain employees and non-employee directors under the Company’s 2023 Equity Incentive Plan (the “Equity Plan”). The aggregate number of shares authorized for issuance under the Equity Plan is 7,083,461 shares of TEC common stock.
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
Changes in non-vested PSUs during the nine months ended September 30, 2026 were:

	Liability-Classified PSUs (a)	Equity-Classified PSUs	Total PSUs	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	569,477	488,857	1,058,334	$147.45
Granted	—	148,411	148,411	2,016.24
Forfeited	—	(9,789)	(9,789)	468.34
Vested	(569,477)	(386,870)	(956,347)	55.04
Non-vested as of September 30, 2026 (b)	—	240,609	240,609	$1,435.67
__________________
(a)See description of liability-classified awards below.
(b)Represents the target number of PSUs. Subject to the PSU award agreements, the actual amount of PSUs earned by participants at vesting can range from 0% to 200% of the target number of PSUs based on the Company’s stock price performance. In addition, certain of the PSUs are eligible to earn an additional amount of Talen shares based on the incremental Company stock price performance in excess of the PSU targets. Assuming all non-vested PSUs vested on September 30, 2026 at the then current share price of TEC’s common stock the aggregate non-vested PSUs would be 341,468.

The fair value of PSUs is determined using a Monte Carlo valuation methodology based on the fair value of the underlying stock price at the grant date. Significant inputs and assumptions used in the valuations of PSUs were:

Nine Months Ended September 30, 2026
Volatility (a)	40% - 50%
Expected term (in years)	2 - 3
Risk-free rate (b)	3.45% - 4.37%
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
Changes in non-vested RSUs during the nine months ended September 30, 2026 were:

	Liability-Classified RSUs (a)	Equity-Classified RSUs	Total RSUs	Weighted-Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2025	169,642	171,011	340,653	$106.18
Granted	3,358	73,998	77,356	390.07
Forfeited	—	(4,633)	(4,633)	245.73
Vested	(164,268)	(123,661)	(287,929)	66.93
Non-vested as of September 30, 2026	8,732	116,715	125,447	$322.22
__________________
(a)See description of liability-classified awards below.
Liability-Classified Awards
PSU and RSU awards of certain executive officers that have or are scheduled to vest in 2026 were partially settled in cash. The cash settlement amount was equal up to 60% of the net after-tax value on the vesting date of each such award. Additionally, it is expected that some non-employee directors will elect to net-settle a portion of their vested PSUs and RSUs for the payment of income taxes. The portion of each employee’s applicable awards that is expected to be settled in cash and all non-employee director awards are presented as “Stock-based compensation liabilities” on the Consolidated Balance Sheets and had a carrying value of $2 million and $501 million as of September 30, 2026 and December 31, 2025, respectively, measured based on the closing share price of TEC common stock on such dates.
Liability-classified awards that vested and settled during the nine months ended September 30, 2026 resulted in cash payments of $500 million, including payments related to income tax. Equity-classified awards that vested concurrently with the liability-classified awards resulted in the net settlement of 662,904 shares of TEC common stock and $141 million of cash payments related to income taxes.
Stock-Based Compensation Expense
Stock-based compensation expense presented as “General and administrative” on the Consolidated Statement of Operations was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense (benefit), net, equity and liability-classified awards	$51	$15	$120	$42
Income tax benefit	(13)	(4)	(30)	(11)
After-tax stock-based compensation expense (benefit), net	$38	$11	$90	$32

Unrecognized stock-based compensation expense and related periods of recognition as of September 30, 2026 were:

	PSUs		RSUs
	Liability-Classified	Equity-Classified	Liability-Classified	Equity-Classified
Unrecognized stock-based compensation expense (a)	N/A	$236	$—	$24
Weighted-average period of recognition (in years)	N/A	1.4	0.4	1.4
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator: (Millions of Dollars)
Net Income (Loss) Attributable to Stockholders	$138	$207	$109	$144

Denominator: (Thousands)
Weighted-Average Number of Common Shares Outstanding - Basic	47,625	45,684	46,388	45,694
Restricted stock units	46	284	82	268
Performance stock units	302	2,613	287	2,626
Weighted-Average Number of Common Shares Outstanding - Diluted	47,973	48,582	46,757	48,588

Earnings per Share - Basic	$2.90	$4.52	$2.35	$3.15
Earnings per Share - Diluted	2.88	4.25	2.33	2.96
Dilutive EPS excluded 1,247 PSUs for the nine months ended September 30, 2026 because of their anti-dilutive nature. There were no adjustments for anti-dilutive securities for the other periods presented.
15. Stockholders’ Equity
Share Repurchase Program
Summary of activity under the SRP:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Number of Shares	Share Price (a)	Total Repurchase Cost (b)	Number of Shares	Share Price (a)	Total Repurchase Cost (b)
Share repurchases	1,450,000	$345.77	$501	452,130	$186.24	$85
Share retirements	(1,450,000)	345.77	(501)	(452,130)	186.24	(85)
__________________
(a)Weighted average price per share, including transaction costs and excise taxes, if applicable.
(b)Dollars in millions.
In September 2026, the Board of Directors approved the upsizing of its existing SRP to increase remaining capacity to $3.0 billion. As of September 30, 2026, the remaining capacity under the SRP was $3.0 billion and all repurchased shares have been retired. See Note 1 to the Annual Financial Statements for the accounting policy related to treasury stock and retirement of treasury stock.
Accelerated Share Repurchases
On October 1, 2026, the Company received and retired 3,811,460 shares of TEC common stock repurchased under the ASR program, which is equivalent to 80% of the aggregate $1.5 billion value of the ASR program, based on a share price of $314.84.
The final number of shares repurchased will be based on the arithmetic average of the daily volume-weighted average prices of TEC’s common stock during the term of the ASR program less an agreed discount and subject to customary adjustments related to the terms and conditions of the ASR program. The final settlement of the ASR program is expected to be completed no later than the first quarter of 2027.

Accumulated Other Comprehensive Income
Changes in AOCI for the periods were:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$(4)	$(12)
Gains (losses) arising during the period	(52)	14
Reclassifications to Consolidated Statements of Operations	3	(7)
Income tax benefit (expense)	18	(3)
Other comprehensive income (loss)	(31)	4
Accumulated other comprehensive income (loss)	$(35)	$(8)

The components of AOCI, net of tax, as of September 30, were:

	2026	2025
Available-for-sale securities unrealized gain (loss), net	$(26)	$3
Postretirement benefit prior service credits (costs), net	9	12
Postretirement benefit actuarial gain (loss), net	(18)	(23)
Accumulated other comprehensive income (loss)	$(35)	$(8)
Reclassification adjustments from AOCI to the Consolidated Statements of Operations were non-material amounts for the nine months ended September 30, 2026 and 2025.
The postretirement obligations components of AOCI are not presented in their entirety on the Consolidated Statements of Operations during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits). See Note 12 for additional information.
16. Supplemental Cash Flow Information
Supplemental information for the Consolidated Statements of Cash Flows for the periods was:

	Nine Months Ended September 30,
	2026	2025
Cash paid (received) during the period
Interest and other finance charges, net of capitalized interest (a)	$302	$143
Income taxes, net	3	73

Unrealized (gain) loss on derivative instruments included on the Statements of Cash Flows
Commodity contracts	$555	$54
Interest rate swap contracts (interest expense)	(20)	14
Unrealized (gain) loss on derivative instruments	$535	$68

Depreciation, amortization and accretion included on the Statements of Cash Flows
Depreciation, amortization and accretion	$352	$205
Amortization of acquired contract liabilities	(80)	—
Other	13	3
Depreciation, amortization and accretion	$285	$208

Reconciliation of other non-cash operating activities
Derivative option premium amortization	$11	$40
Other	19	(2)
Total	$30	$38

Non-cash investing activities
Accrued PP&E additions not paid at period end	$14	$—
__________________
(a)Capitalized interest was non-material for the nine months ended September 30, 2026 and 2025.

Cash and Restricted Cash
The following table provides a reconciliation of “Cash and cash equivalents” and “Restricted cash and cash equivalents” presented on the Consolidated Balance Sheets to such amounts shown on the Consolidated Statements of Cash Flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$335	$689
Restricted cash and cash equivalents (a)	14	63
Total	$349	$752
__________________
(a)Comprised of commodity exchange margin deposits.
17. Acquisitions and Divestitures
2026 Acquisitions
Cornerstone Acquisition. On June 15, 2026, the Company completed the Cornerstone Acquisition, which increases the Company’s generation by approximately 2.6 GW and provides efficient baseload and peaker generation and cash flow diversification. The aggregate purchase price was $3.5 billion, comprised of the following:

Cash consideration	$2,617
Shares of TEC common stock issued ($0.001 par value)	2,399,998
Closing price per share of TEC common stock on June 15, 2026	$386.21
Equity consideration	$927
Total consideration	$3,544
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

June 15, 2026
Cash and cash equivalents	$47
Accounts receivable	38
Inventory	31
Other current assets	12
Property, plant and equipment	4,214
Total assets acquired	$4,342

Accounts payable and other accrued liabilities	$43
Derivative liabilities, current	93
Asset retirement obligations	5
Acquired contract liabilities	151
Deferred income taxes	457
Derivative liabilities, noncurrent	49
Total liabilities assumed	$798
Fair value of net assets acquired	$3,544
During the three months ended September 30, 2026, the consideration and provisional purchase price allocation were revised for nonmaterial working capital adjustments.
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

Impact of Cornerstone Acquisition. The following table presents revenues and earnings included in the Consolidated Statements of Operations for the entities acquired in the Cornerstone Acquisition since the acquisition date (June 15, 2026) through September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Operating Revenues	$828	$835
Net Income (Loss) Attributable to Stockholders	291	273
Pro Forma Financial Information. The following unaudited pro forma financial information for the three and nine months ended September 30, 2026 and 2025 assumes the Cornerstone Acquisition occurred on January 1, 2025. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Cornerstone Acquisition been completed on January 1, 2025, nor is the unaudited pro forma financial information indicative of future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues	$1,327	$1,068	$3,597	$2,356
Net Income (Loss) Attributable to Stockholders	140	210	135	(36)
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
The Company incurred $3 million and $32 million of acquisition-related transaction costs during the three and nine months ended September 30, 2026, respectively, presented as “Other operating income (expense), net” on the Consolidated Statements of Operations. Deferred financing costs were non-material and $55 million during the three and nine months ended September 30, 2026, respectively, presented as “Long-term debt” on the Consolidated Balance Sheets. See Note 10 for information on recent financing transactions related to the Cornerstone Acquisition.
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
__________________
(a)Contractual maturities through 2034.
2026 Divestitures
Sale of Keystone Interests. In September 2026, the Company sold its 12.34% interest in the Keystone generation facility and certain related assets for $73 million in cash, after taking into account closing working capital and other purchase price adjustments. The final proceeds are subject to a customary post-closing true-up. A gain on sale of $66 million is presented as “Gain (loss) on sale of assets, net” on the Consolidated Statements of Operations for the nine months ended September 30, 2026.
2025 Divestitures
Camden and Dartmouth Sales. In September 2025, the Company sold the Camden and Dartmouth generation facilities to an unaffiliated party for a combined as-adjusted purchase price of $25 million in cash, subject to further post-closing adjustments. A gain on sale of $22 million is presented as “Gain (loss) on sale of assets, net” on the Consolidated Statements of Operations for the nine months ended September 30, 2025.

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

	PJM	Other	Corporate and Eliminations	Total
Three Months Ended September 30, 2026
Operating revenues	$1,319	$27	$(19)	$1,327
Operation, maintenance and development expenses (a)	160	7
Interest expense and other finance charges	—	—	148	148
Other segment items (b)	475
Adjusted EBITDA	684
Capital expenditures	76	147	2	225

Three Months Ended September 30, 2025
Operating revenues	$755	$75	$(18)	$812
Operation, maintenance and development expenses (a)	124	7
Interest expense and other finance charges	—	—	67	67
Other segment items (b)	266
Adjusted EBITDA	365
Capital expenditures	61	3	1	65

Nine Months Ended September 30, 2026
Operating revenues	$3,169	$68	$(34)	$3,203
Operation, maintenance and development expenses (a)	520	22
Interest expense and other finance charges	—	—	481	481
Other segment items (b)	1,108
Adjusted EBITDA	1,541
Capital expenditures	195	273	4	472

Nine Months Ended September 30, 2025
Operating revenues	$1,760	$116	$(44)	$1,832
Operation, maintenance and development expenses (a)	442	27
Interest expense and other finance charges	—	—	203	203
Other segment items (b)	629
Adjusted EBITDA	689
Capital expenditures	156	8	2	166
__________________
(a)This significant segment expense category aligns with the segment-level information that is regularly reviewed by the CODM.
(b)Other segment items are primarily comprised of fuel and energy purchases.

Reconciliation of Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PJM Segment Adjusted EBITDA	$684	$365	$1,541	$689

Reconciling Items:
Interest expense and other finance charges	$(148)	$(67)	$(481)	$(203)
Depreciation, amortization and accretion (a)	(122)	(61)	(273)	(198)
Nuclear fuel amortization (a)	(27)	(27)	(73)	(71)
Unrealized gain (loss) on commodity derivative contracts	(190)	36	(555)	(54)
Nuclear decommissioning trust funds gain (loss), net	18	81	130	149
Stock-based and other long-term incentive compensation expense	(54)	(18)	(127)	(49)
Gain (loss) on asset sales, net (Note 17)	66	25	69	36
Non-cash impairments and other charges	(1)	(1)	(2)	(11)
Acquisition and divestiture activities (b)	(2)	(8)	(39)	(12)
Operational and other restructuring activities	(4)	(3)	(11)	(6)
"Other" operating segment	6	16	21	24
Corporate and Eliminations	(21)	(18)	(46)	(60)
Other items	(10)	(16)	(7)	(20)
Income (Loss) Before Income Taxes	$195	$304	$147	$214
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
Recent Developments
PJM Capacity Monetization
On October 1, 2026, TEM closed on a capacity monetization agreement to sell rights to approximately $1.5 billion in future PJM capacity cash flows for the 2027/2028 and 2028/2029 PJM Capacity Years and the Company used the net proceeds of $1.3 billion to fund accelerated share repurchases.
See Note 3 to the Interim Financial Statements for additional information.
Upsize of Share Repurchase Program and Accelerated Share Repurchases
In September 2026, the Board of Directors approved the upsizing of the Company’s existing SRP from $1.5 billion to an aggregate remaining capacity of $3 billion, subject to utilization under the ASR program.
On October 1, 2026, the Company received and retired 3,811,460 shares of TEC common stock repurchased under ASR program with multiple dealers, which is equivalent to 80% of the aggregate $1.5 billion value of the ASR program. The final settlement is expected to be completed no later than the first quarter of 2027. The accelerated share repurchases are being funded by net proceeds of $1.3 billion from the capacity monetization transaction and cash on hand.
See Note 15 to the Interim Financial Statements for additional information.
Common Stock Repurchases
During the three months ended September 30, 2026, the Company repurchased and retired 600,000 shares of TEC’s outstanding common stock under the SRP, separate from the ASR program. The aggregate purchase price, including transaction fees, was $204 million at a weighted average price of $339.48 per share. As of September 30, 2026, the remaining capacity under the SRP was $3.0 billion through 2028.
See Note 15 to the Interim Financial Statements and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Report for additional information on the SRP.
Factors Affecting Our Financial Condition and Results of Operations
Earnings in future periods are subject to various uncertainties and risks. See “Cautionary Note Regarding Forward-Looking Information” and “Part I, Item 1A. Risk Factors” of our 2025 Annual Report, as updated by our 2026 Quarterly Reports, and Notes 2 and 9 to the Interim Financial Statements for additional information on our risks.
Commodity Markets
During the third quarter 2026, PJM market conditions were influenced by weather, as periods of above-average temperatures increased electricity demand and contributed to higher settled on-peak power prices. Natural gas prices settled below the five-year average and natural gas storage inventories remained above the five-year average throughout the quarter, reflecting ample supply conditions.
The weighted average settled on-peak power prices and natural gas prices for the PJM market for the three months ended September 30, were:

	2026	2025
PJM West Hub Day Ahead Peak - $/MWh	$100.51	$61.89
PJM PPL Zone Day Ahead Peak - $/MWh	58.65	47.78
TETCO M-3 - $/MMBtu	1.88	2.27
PJM AEP-D Hub Day Ahead Peak - $/MWh	83.44	55.58
TETCO M-2 - $/MMBtu	1.79	2.17

The weighted average forward market prices for the periods October 1 through December 31 as of September 30, were:

	2026	2025
PJM West Hub ATC - $/MWh	$71.54	$47.50
PJM West Hub ATC Spark Spreads - $/MWh (a)	52.76	26.00
PJM AEP-D Hub ATC - $/MWh	60.16	44.33
PJM AEP-D Hub ATC Sparks Spreads - $/MWh (b)	45.07	27.05
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
In July 2026, the Company cleared 10,180 MW in the PJM BRA for the 2028/2029 PJM Capacity Year at a price of $325.00/MWd.
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

Results of Operations
The results of operations presented below are prepared in accordance with GAAP and should be reviewed in conjunction with the Interim Financial Statements and the related Notes in this Report. The following discussion provides an analysis of the changes in our results of operations for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025.
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
Results for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2026	2025
Energy and other revenues	$1,187	$604	$583
Capacity revenues	323	166	157
Unrealized gain (loss) on derivative instruments (Note 2)	(183)	42	(225)
Operating Revenues (Note 3)	1,327	812	515

Fuel and energy purchases	(626)	(259)	(367)
Nuclear fuel amortization	(27)	(27)	—
Unrealized gain (loss) on derivative instruments (Note 2)	(7)	(6)	(1)
Energy Expenses	(660)	(292)	(368)

Operating Expenses
Operation, maintenance and development	(167)	(131)	(36)
General and administrative (includes stock-based compensation of $(51) and $(15)) (Note 13)	(76)	(38)	(38)
Depreciation, amortization and accretion (Note 7)	(157)	(61)	(96)
Other operating income (expense), net	(12)	(27)	15
Operating Income (Loss)	255	263	(8)
Nuclear decommissioning trust funds gain (loss), net (Note 6)	18	81	(63)
Interest expense and other finance charges (Note 10)	(148)	(67)	(81)
Gain (loss) on sale of assets, net (Note 17)	66	25	41
Other non-operating income (expense), net	4	2	2
Income (Loss) Before Income Taxes	195	304	(109)
Income tax benefit (expense) (Note 4)	(57)	(97)	40
Net Income (Loss) Attributable to Stockholders	$138	$207	$(69)
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Net Income (Loss) Attributable to Stockholders decreased by $(69) million, primarily driven by the factors discussed below.
•Operating Revenues, net of Energy Expenses. $147 million favorable increase, primarily due to the following:
◦Energy and other revenues, net of Fuel and energy purchases. $216 million favorable increase. This is primarily related to: (i) an increase in generation volumes as a result of the Freedom and Guernsey acquisitions that were completed in November 2025 and the Cornerstone Acquisition that was completed in June 2026; and (ii) an increase in realized prices and generation volumes at Susquehanna and our other dispatchable fossil generation facilities. Such amounts were offset by a decrease in realized hedge results.
◦Capacity revenues. $157 million favorable increase. This is primarily related to: (i) higher cleared capacity prices, partially offset by lower volumes cleared through the 2026/2027 PJM BRA compared to the 2025/2026 PJM BRA; and (ii) higher capacity revenue due to the Freedom and Guernsey acquisitions that were completed in November 2025 and the Cornerstone Acquisition that was completed in June 2026.

◦Unrealized gain (loss) on derivative instruments, net. $(226) million unfavorable decrease. This is primarily related to the impact of higher forward power prices on the fair value of mark-to-market contracts that were entered into during the period.
•Operation, maintenance and development. $(36) million unfavorable increase. This is primarily related to higher generation facility operating costs due to: (i) an increase associated with the Freedom and Guernsey acquisitions and the Cornerstone Acquisition, which were completed in November 2025 and June 2026, respectively; and (ii) operations and routine maintenance projects at our dispatchable fossil generation facilities.
•General and administrative. $(38) million unfavorable increase. This is primarily due to an increase in grant date stock price of RSUs and grant date fair value of PSUs. See Note 13 to the Interim Financial Statements for additional information on stock-based compensation.
•Depreciation, amortization and accretion. $(96) million unfavorable increase. This is primarily due to an increase in depreciation associated with the Freedom and Guernsey acquisitions that were completed in November 2025 and the Cornerstone Acquisition completed in June 2026.
•Nuclear decommissioning trust funds gain (loss), net. $(63) million unfavorable decrease. This is primarily due to an aggregate decrease of unrealized and realized net gains on investments in equity securities.
•Interest expense and other finance charges. $(81) million unfavorable increase. This is primarily related to the: (i) TLB-3 and the Unsecured Notes due 2034 and 2036, each issued in the fourth quarter 2025 in connection with the Freedom and Guernsey acquisitions that were completed in November 2025; and (ii) combined effect of financing transactions in April 2026 that included the issuances of the Unsecured Notes due 2031 and 2033 and redemption of the Secured Notes.
See Note 10 to the Interim Financial Statements for additional information on long-term debt transactions, including the issuances associated with the Cornerstone Acquisition.
•Gain (loss) on sale of assets, net. $41 million favorable increase. This is primarily related to the September 2026 sale of interests in the Keystone generation facility and certain related assets.
•Income tax benefit (expense). $40 million favorable decrease. This is primarily related to a decrease in pre-tax income and NDT taxes.
Results for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2026	2025
Energy and other revenues	$2,943	$1,552	$1,391
Capacity revenues	767	303	464
Unrealized gain (loss) on derivative instruments (Note 2)	(507)	(23)	(484)
Operating Revenues (Note 3)	3,203	1,832	1,371

Fuel and energy purchases	(1,546)	(677)	(869)
Nuclear fuel amortization	(73)	(71)	(2)
Unrealized gain (loss) on derivative instruments (Note 2)	(48)	(31)	(17)
Energy Expenses	(1,667)	(779)	(888)

Operating Expenses
Operation, maintenance and development	(542)	(469)	(73)
General and administrative (includes stock-based compensation of $(120) and $(42)) (Note 13)	(198)	(113)	(85)
Depreciation, amortization and accretion (Note 7)	(352)	(205)	(147)
Other operating income (expense), net	(51)	(43)	(8)
Operating Income (Loss)	393	223	170
Nuclear decommissioning trust funds gain (loss), net (Note 6)	130	149	(19)
Interest expense and other finance charges (Note 10)	(481)	(203)	(278)
Gain (loss) on sale of assets, net (Note 17)	69	36	33
Other non-operating income (expense), net	36	9	27
Income (Loss) Before Income Taxes	147	214	(67)
Income tax benefit (expense) (Note 4)	(38)	(70)	32
Net Income (Loss) Attributable to Stockholders	$109	$144	$(35)

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Net Income (Loss) Attributable to Stockholders decreased by $(35) million, primarily driven by the factors discussed below.
•Operating Revenues, net of Energy Expenses. $483 million favorable increase, primarily due to the following:
◦Energy and other revenues, net of Fuel and energy purchases. $522 million favorable increase. This is primarily related to: (i) an increase in generation volumes as a result of the Freedom and Guernsey acquisitions that were completed in November 2025 and the Cornerstone Acquisition that was completed in June 2026; and (ii) an increase in realized prices and generation volumes at Susquehanna and our other dispatchable fossil generation facilities. Such amounts were offset by a decrease in realized hedge results.
◦Capacity revenues. $464 million favorable increase. This is primarily related to: (i) higher cleared capacity prices, partially offset by lower volumes cleared through the 2026/2027 PJM BRA compared to the 2025/2026 PJM BRA; and (ii) higher capacity revenue due to the Freedom and Guernsey acquisitions that were completed in November 2025 and the Cornerstone Acquisition that was completed in June 2026.
◦Unrealized gain (loss) on derivative instruments, net. $(501) million unfavorable decrease. This is primarily related to the impact of higher forward power prices on the fair value of mark-to-market contracts that were open or entered into during the period.
•Operation, maintenance and development. $(73) million unfavorable increase. This is primarily related to higher generation facility operating costs due to: (i) an increase associated with the Freedom and Guernsey acquisitions and the Cornerstone Acquisition, which were completed in November 2025 and June 2026, respectively; and (ii) operations, outage, and routine maintenance projects at our dispatchable fossil generation facilities.
•General and administrative. $(85) million unfavorable increase. This is primarily associated with (i) an increase in grant date stock price of RSUs and grant date fair value of PSUs; and (ii) an accounting change of certain awards to liability classification in the fourth quarter 2025 as well as the periodic expense recognized for awards granted prior to 2026. See Note 13 to the Interim Financial Statements for additional information on stock-based compensation.
•Depreciation, amortization and accretion. $(147) million unfavorable increase. This is primarily due to an increase in depreciation associated with the Freedom and Guernsey acquisitions that were completed in November 2025 and the Cornerstone Acquisition that was completed in June 2026.
•Interest expense and other finance charges. $(278) million unfavorable increase. This is primarily related to the: (i) interest associated with the TLB-3 and the Unsecured Notes due 2034 and 2036 (each issued in the fourth quarter 2025 in connection with the Freedom and Guernsey acquisitions that were completed in November 2025), (ii) combined effect of financing transactions in April 2026 that included the issuances of the Unsecured Notes due 2031 and 2033 (each issued in connection with the Cornerstone Acquisition that was completed in June 2026) as well as the redemption of the Secured Notes, and (iii) $(77) million nonrecurring make-whole payments associated with the Secured Notes redemption. Such amounts were partially offset primarily by the recognition of net gains associated with the change in fair value of interest rate swaps due to higher SOFR forward prices.

See Note 10 to the Interim Financial Statements for additional information on long-term debt transactions, including the issuances associated with the Cornerstone Acquisition.
•Gain (loss) on sale of assets, net. $33 million favorable increase. This is primarily related to a $66 million gain on the sale of our interests in the Keystone generation facility and certain related assets, partially offset by a $22 million gain from the sale of the Camden and Dartmouth generation facilities in September 2025. See Note 17 to the Interim Financial Statements for additional information.
•Income tax benefit (expense). $32 million favorable decrease. This is primarily related to a decrease in pre-tax income and an increase in permanent differences reducing the effective tax rate, partially offset by a change in the state blended tax rate due to the Cornerstone Acquisition.
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
Liquidity and Letter of Credit Capacity

	September 30, 2026	December 31, 2025
Cash and cash equivalents, unrestricted	$335	$689
Unutilized RCF capacity (a)	1,350	900
Total available liquidity	$1,685	$1,589
Additional unutilized LC capacity (b)	$1,018	$652
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

	September 30, 2026	December 31, 2025
Outstanding surety bonds	$224	$228
Cash Flow Activities
Net cash provided by (used in) operating, investing, and financing activities for the periods was:

	Nine Months Ended September 30,		Change
	2026	2025
Operating activities	$490	$424	$66
Investing activities	(2,963)	(156)	(2,807)
Financing activities	2,070	(136)	2,206
Operating activities
A change of $66 million in net cash provided by (used in) operating activities is generally aligned with results from operations combined with working capital changes in the normal course of business. See “—Results of Operations” for additional information.

Investing activities
A change of $(2.8) billion in net cash provided by (used in) investing activities was primarily due to $(2.6) billion used to finance the Cornerstone Acquisition. See Note 17 to the Interim Financial Statements for additional information on the acquisition.
Financing activities
A change of $2.2 billion in net cash provided by (used in) financing activities was primarily due to (i) $4.0 billion in new debt from the issuance of the Unsecured Notes due 2031 and 2033; (ii) $(1.2) billion redemption of the Secured Notes; (iii) $(399) million decrease in share repurchases; and (iv) $(141) million in payments for tax withholdings related to stock-based awards.
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

The following table presents a reconciliation of the GAAP financial measure of “Net Income (Loss)” presented on the Consolidated Statements of Operations to the non-GAAP financial measure of Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	2026	2025
Net Income (Loss)	$138	$207	$109	$144
Adjustments
Interest expense and other finance charges	148	67	481	203
Income tax (benefit) expense	57	97	38	70
Depreciation, amortization and accretion (a)	122	61	273	198
Nuclear fuel amortization (a)	27	27	73	71
Unrealized (gain) loss on commodity derivative contracts	190	(36)	555	54
Nuclear decommissioning trust funds (gain) loss, net	(18)	(81)	(130)	(149)
Stock-based and other long-term incentive compensation expense	54	18	127	49
(Gain) loss on asset sales, net (Note 17)	(66)	(25)	(69)	(36)
Non-cash impairments and other charges	1	1	2	11
Acquisition and divestiture activities (b)	2	8	39	12
Operational and other restructuring activities	4	3	11	6
Other	10	16	7	20
Total Adjusted EBITDA	$669	$363	$1,516	$653
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2026, management was in the process of integrating the internal controls of the entities recently acquired in the Cornerstone Acquisition into the Company’s existing operations. Other than additional controls associated with the Cornerstone Acquisition, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no additional material developments with respect to the information previously reported under “Part I, Item 3. Legal Proceedings” of our 2025 Annual Report, as updated by our 2026 Quarterly Reports.
See Note 9 to the Interim Financial Statements for information about other material legal proceedings to which we are subject.
ITEM 1A. RISK FACTORS
For information related to the Company’s risk factors, see “Part I, Item 1A. Risk Factors” in our 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding our purchases of TEC common stock during the three months ended September 30, 2026:

Monthly Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plan (b)	Approximate dollar value of shares that may yet be purchased under the plan (c)
July	—	$—	—	$1,702
August	600,000	339.47	600,000	1,499
September	—	—	—	3,000
Total	600,000	$339.47	600,000
__________________
(a)Excludes transaction costs and excise taxes.
(b)Represents shares repurchased under the SRP, separate from the ASR program. See below for a description of the SRP and ASR program.
(c)Dollars in millions.
Share Repurchase Program
Our Board of Directors approved the SRP in October 2023, authorizing the Company to repurchase TEC’s outstanding shares of common stock. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2025 Annual Report for additional information related to the SRP and shares repurchased under the SRP.
The following table contains information on changes to the SRP since program inception:

Board Authorization Date	SRP Expiration Date	Remaining SRP Capacity at Time of Authorization (a)
October 2023	December 2025	$300
May 2024	December 2025	1,000
September 2024	December 2026	1,250
September 2025	December 2028	2,000
September 2026	December 2028	3,000
__________________
(a)Dollars in millions.
Accelerated Share Repurchases
On September 29, 2026, the Company entered into an ASR program, authorized under the SRP, to repurchase an aggregate of $1.5 billion of shares of TEC common stock. No shares of TEC common stock were repurchased under the ASR program during the three months ended September 30, 2026. As of the date of this Report, $1.5 billion aggregate capacity remains available under the SRP.
On October 1, 2026, the Company received and retired 3,811,460 shares of TEC common stock repurchased under the ASR program, which is equivalent to 80% of the aggregate $1.5 billion value of the ASR program, based on a share price of $314.84. See Note 15 to the Interim Financial Statements for additional information regarding the ASR program.
For a description of limitations on the payment of our dividends, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2025 Annual Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, the following directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K), as described in the table below:

Name	Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to the Trading Arrangement (a)	Duration	Date Terminated
Andrew M. Wright	Chief Administrative Officer	8/26/2026	Rule 10b5-1 Trading Arrangement	Up to 45,000 shares to be sold	11/30/2026 - 05/28/2027	N/A
Brad L. Berryman	Chief Operating Officer	8/18/2026	Rule 10b5-1 Trading Arrangement	Up to 56,091 shares to be sold	11/17/2026 - 01/29/2027	N/A
__________________
(a)Potential sales may be subject to certain price limitations set forth in the 10b5-1 plans and therefore actual number of shares sold could vary if certain minimum stock prices are not met.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number

2.1#^	Agreement and Plan of Merger, dated as of January 15, 2026, by and among Talen Energy Corporation, Cornerstone Generation Holdings, LP, ECP Cornerstone Generation Holdings GP, LLC, ECP V-B (AG IP) Blocker Corp, ECP V-C (AG IP) Blocker Corp, ECP V-D (AG IP) Blocker Corp, ECP V-D, as a holder representative, and solely for the limited purposes set forth therein, ECP GP V, LP.	10-K	001-37388	February 26, 2026	2.1
3.1	Third Amended and Restated Certificate of Incorporation of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.1
3.2	Second Amended and Restated Bylaws of Talen Energy Corporation.	S-1	333-280341	June 20, 2024	3.2
10.1†^	Second Amended and Restated Employment Agreement, effective January 1, 2027, by and between Talen Energy Corporation and Terry L. Nutt.	8-K	001-37388	September 29, 2026	10.1
10.2†^	Transition and Retirement Agreement and Release of Claims, dated as of September 28, 2026, by and between Talen Energy Corporation and Mark “Mac” A. McFarland.	8-K	001-37388	September 29, 2026	10.2
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101.INS*	Inline XBRL Instance Document.	—	—	—	—
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).	—	—	—	—

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
ARO. Asset retirement obligation.
ASR. Accelerated share repurchase.
AWS. Amazon Web Services, Inc. and its affiliates.
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
Cornerstone Acquisition. Our acquisition of Waterford (Waterford Township, Ohio), Darby (Mount Sterling, Ohio), and Lawrenceburg (Lawrenceburg, Indiana) generation facilities from affiliates of Energy Capital Partners, which closed in June 2026. See Note 17 to the Interim Financial Statements for additional information.
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
GW. Gigawatt.
H.A. Wagner. A Talen-owned and operated generation facility in Curtis Bay, Maryland.
Interim Financial Statements. The condensed consolidated balance sheets of TEC as of September 30, 2026 and December 31, 2025; the related condensed consolidated statements of operations, statements of comprehensive income, and statements of equity for the three and nine months ended September 30, 2026 and 2025, the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025; and the related notes.
ISO. Independent System Operator.
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
NRC. U.S. Nuclear Regulatory Commission.
PEDFA Bonds. The following series of Pennsylvania Economic Development Financing Authority (“PEDFA”) Exempt Facilities Revenue Refunding Bonds: Series 2009A, due December 2038 (“PEDFA 2009A Bonds”); Series 2009B, due December 2038 (“PEDFA 2009B Bonds”); and Series 2009C, due December 2037 (“PEDFA 2009C Bonds”). The PEDFA 2009A Bonds were extinguished at emergence from bankruptcy in 2023; the PEDFA 2009B Bonds and PEDFA 2009C Bonds remain outstanding and are guaranteed by certain subsidiary guarantors which guarantee the obligations of TES under the Credit Facilities and the Unsecured Notes; and (ii) the obligations of TEM under the Secured ISDAs.
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
Talen Energy Corporation (or “TEC”). Talen Energy Corporation, the parent company of Talen Energy Supply and its consolidated subsidiaries.
Talen Energy Marketing (or “TEM”). Talen Energy Marketing, LLC, a direct subsidiary of Talen Energy Supply that provides energy management services to Talen-owned and operated generation facilities and engages in wholesale commodity marketing activities.
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
TLB-1. The $870 million senior secured term loan B facility, due November 2032, under the Credit Agreement.
TLB-2. The $850 million senior secured term loan B facility, due December 2031, under the Credit Agreement.
TLB-3. The $1.2 billion senior secured term loan B facility, due November 2032, under the Credit Agreement.
Unsecured Notes. Collectively, TES’s (i) 6.125% Senior Unsecured Notes due 2031; (ii) 6.375% Senior Unsecured Notes due 2033; (iii) 6.250% Senior Unsecured Notes due 2034; and (iv) 6.500% Senior Unsecured Notes due 2036.

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

TALEN ENERGY CORPORATION

Date:	November 3, 2026	By:	/s/ Cole Muller
		Name:	Cole Muller
		Title:	Chief Financial Officer